Form 10-Q
period 1995-03-31
REFAC TECHNOLOGY DEVELOPMENT CORP
filed 1995-06-05
CIK 82788

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarter Ended March 31, 1995

                      Commission File Number 0-7704


                REFAC TECHNOLOGY DEVELOPMENT CORPORATION
         (Exact name of registrant as specified in its charter)

               Delaware                              13-1681234
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

                             122 East 42nd Street, New York, New York 10168 (Address of principal executive offices)(Zip Code)

  Registrant's telephone number, including area code:   (2l2) 687-4741


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

     The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of May 1, 1995 was 5,317,987.












                REFAC TECHNOLOGY DEVELOPMENT CORPORATION


                                  INDEX


                                                      Page

Part I.  Financial Information

Condensed Consolidated Balance Sheets
 March 31, 1995 and December 31, 1994                     3


Condensed Consolidated Statements of Operations
 Three Months Ended March 31, 1995
   and 1994 (unaudited)                                   4

Condensed Consolidated Statements of Cash Flows
 Three Months Ended March 31, 1995 and 1994
 (unaudited)                                              5

Notes to Condensed Consolidated Financial
 Statements                                               6

Management's Discussion and Analysis of Financial
 Conditions and Results of Operations                   7-8

Part II.  Other Information                               9





         Page 2
























REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     MAR. 31       DEC. 31
ASSETS                                                 1995          1994
Current Assets                                     (UNAUDITED)        *
   Cash and cash equivalents                          $646,870     $5,641,885
   Marketable securities                             2,680,930      2,591,415
   Investments being held to maturity                6,097,806      1,168,698
   Accounts receivable                                 948,909        906,369
   Prepaid income taxes and other                       26,748        228,617
   Total current assets                             10,401,263     10,536,984

Property and equipment, net                            100,855        109,316
Securities acquired in association with licensing
 activities                                         21,187,478     19,431,753
Investments being held to maturity                   4,892,436      4,490,436
Other assets                                           908,715        940,977
                                                   $37,490,747    $35,509,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                     23,797         22,542
   Accrued expenses                                    601,022        647,918
   Amounts payable under service agreements            427,458        611,756
   Total current liabilities                         1,052,277      1,282,216

Deferred income taxes                                6,569,393      5,992,629
Stockholders' Equity
   Common stock, $.10 par value                        531,799        533,799
   Additional paid in capital                        8,991,439      9,131,939
   Retained earnings                                 7,519,214      7,006,127
   Unrealized gain on securities acquired in
    association with licensing activities, net
    of taxes                                        12,472,955     11,300,883
   Cumulative translation adjustment                   353,670        261,873
   Total stockholders' equity                       29,869,077     28,234,621
                                                   $37,490,747    $35,509,466






*derived from audited financial statements
See accompanying notes to the condensed consolidated financial statements
Page 3
















REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                   Three months ended Mar. 31,
                                                      1995           1994
Revenues
   Service revenues                                 $980,709      $1,102,624
   Gains on securities acquired in association
    with licensing activities                        152,968       1,295,786
Total revenues                                     1,133,677       2,398,410

Costs and Expenses
   Service expenses                                  255,249         383,217
   Selling, general and administrative expenses      387,669         383,019
Total operating expenses                             642,918         766,236
Operating income                                     490,759       1,632,174

Other income and expenses
   Gain on marketable securities transactions          4,048          49,223
   Net change in unrealized gains (losses) on
    marketable securities                             81,913        (964,387)
   Dividend and interest income                      213,672         270,408
   Loss from foreign currency transactions           (52,207)         (7,780)
    Income before provision for taxes on income
     and cumulative effect of accounting change      738,185         979,638
   Provision for taxes on income                     224,951         310,487
    Income before cumulative effect of accounting
     change                                          513,234         669,151
Cumulative effect of change in accounting for
 marketable securities, net of taxes                       0         245,520
Net income                                          $513,234        $914,671

Earnings per common share
   Income before cumulative effect of accounting
     change                                            $0.10           $0.13
   Cumulative effect of change in accounting for
     marketable securities                              0.00            0.05
   Net income                                          $0.10           $0.18
Weighted average number of shares outstanding      5,337,320       5,331,987



See accompanying notes to the condensed consolidated financial statements.
Page 4





REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                     Three months ended Mar. 31,
                                                        1995         1994
Cash Flows From Operating Activities
Net income                                            $513,234      $914,671
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities
Cumulative effect of accounting change                       0      (245.520)
Depreciation and amortization                           19,589        16,403
Amortization of discount on U.S. Treasury Bills        (73,283)            0
Net gain on sale of securities                        (157,016)   (1,345,009)
Net change in unrealized (gain) loss on
 marketable securities                                 (81,913)      964,387
Deferred income taxes                                   23,950      (322,473)
(Increase) decrease in assets:
   Accounts receivable                                 (42,540)       83,107
   Prepaid income taxes and other                     (201,869)            0
   Proceeds from sale of marketable securities         337,603     1,756,897
   Purchase of marketable securities                  (345,924)   (1,646,414)
   Other assets                                         21,134        83,530
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses               (45,641)       59,121
   Amounts payable under service agreements           (184,298)      363,996
   Income taxes payable                                      0      (316,953)
Net cash (used in) provided by operating activities   (216,974)      365,743

Cash Flows From Investing Activities
   Proceeds from sales of securities acquired in
    association with licensing activities              173,386     1,364,529
   Proceeds from maturity of investments being
    held to maturity                                 4,430,000             0
   Purchase of investments being held to maturity   (9,269,087)            0
   Additions to property and equipment                       0        (1,006)
Net cash (used in) provided by investing
 activities                                         (4,665,701)    1,363,523

Cash Flows From Financing Activities
   Acquisition and retirement of common stock         (142,500)            0
Net cash used in financing activities                 (142,500)            0
Effect of exchange rate changes on cash                 30,160        74,850
Net (decrease) increase in cash and cash equivalents(4,995,015)    1,804,116
Cash and cash equivalents at beginning of period     5,641,885       939,818
Cash and cash equivalents at end of period            $646,870    $2,743,934

         Page 5




REFAC TECHNOLOGY DEVELOPMENT CORPORATION
Notes to Condensed Consolidated Financial Statements

  1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of REFAC Technology Development Corporation (the "Company") at March 31, 1995 and December 31, 1994, the results of its operations and its cash flows for the three month interim period presented.

     The accounting policies followed by the Company are set forth in Note l to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

     2. The results of operations for the quarter ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

      3. In accordance with SFAS No. 115, which was adopted January 1, 1994, the Company categorizes and accounts for its investment holdings as follows:

          Trading securities are securities bought and held for the purpose of selling them in the near term. Unrealized gains and losses are included in current period earnings. The Company's investment in marketable securities (principally holdings in preferred stocks and government agency bonds) falls into this category.

          Held to maturity securities are measured at amortized cost. This categorization is permitted only if the Company has the positive intent and ability to hold these securities to maturity. The Company's investments in U.S. Treasury Bills and Notes fall into this category.

          Available for sale securities are securities which do not qualify as either held to maturity or trading securities. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of applicable deferred income taxes on such unrealized gains and losses at current income tax rates. The Company's investments in securities acquired in association with licensing activities fall into this category. Such securities at March 31, 1995 consisted of 337,842 shares of Three-Five Systems, Inc. (which trades on the New York Stock Exchange under the symbol TFS) and 798,000 shares of AutoFinance Group, Inc. (which trades on the NASDAQ under the symbol AUFN). These securities are recorded at quoted market value without a discount which might be associated with such large blocks of shares.

                REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                  Management's Discussion and Analysis
            of Financial Conditions and Results of Operations

Results of Operations

     Total operating revenues decreased $1,265,000 for the three months ended March 31, 1995 as compared to the corresponding period in 1994. Service revenue accounted for 87% and 46% of operating revenues for the three months ended March 31, 1995 and 1994, respectively. Gains on sales of securities acquired in association with licensing activities accounted for 13% and 54% of operating revenues for the three months ended March 31, 1995 and 1994, respectively. The decrease in gains on sales of securities acquired in association with licensing activities is due to a decrease in the number of shares sold in the current period versus the corresponding period of 1994.
As deemed in the Company's interest and as future market conditions permit, the Company intends from time to time to sell part of the portfolio of such securities.

     Service revenues decreased $122,000 for the three months ended March 31, 1995 from the corresponding period in 1994. The change largely resulted from a decline in recurring revenues due to lower sales volume reported by its existing customers. Recurring service revenues from established licensing relationships represented approximately 87% of service revenues for the three months ended March 31, 1995, as compared to 92% in the same period of 1994. Non-recurring service revenue increased $12,000 or approximately 10% from the corresponding period in 1994. Non-recurring service revenue is recognized upon the completion of new, single-payment license agreements, the timing of completing such agreements being dependent upon a number of factors.

     Service expenses represents payments to licensors under contractually stipulated terms, and hence tend to increase or decrease as a function of service revenues. Also included in service expenses are various other costs directly related to the development, maintenance, and enforcement of patent and licensing programs, notably legal and other external professional fees, and costs associated with patent research, upkeep and amortization. Service expenses as a percentage of service revenues decreased from 35% in the three month period of 1994 to 26% in the corresponding period of the current year. The decrease in this ratio is attributable to the percentage increase in recurring service revenues which do not have a corresponding service expense associated with such revenue, relative to the increase in non recurring service revenues which bear a higher rate of service expense than recurring service revenues.

     Selling, general, and administrative expenses increased $4,700 for the three month period of 1995 versus the comparable period of 1994. This increase includes an increase in compensation costs, and various administrative expenses partially offset by a decrease in professional fees.

                REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                  Management's Discussion and Analysis
            of Financial Conditions and Results of Operation


Other Income and Expenses

     For the three months ended March 31, 1995 the Company had gains on its marketable securities of $86,000 consisting of realized gains of $4,000 as compared to gains of $49,000 for the corresponding period of 1994 and unrealized gains of $82,000 as compared to unrealized losses of $964,000 for the corresponding period of 1994. The increase was due to the Company's change of investment strategy from investing primarily in preferred stocks to investing primarily in U.S. Government bonds, which has a much more stable market price than preferred stocks.

     Dividend and interest income decreased by $58,000 for the three months ended March 31, 1995 from the corresponding period in 1994. Dividend and interest income consist of investment income from the Company's portfolio of marketable securities. The year-to-date decline reflects a change in the portfolio strategy, shifting resources from preferred stocks to U.S. Treasury Bills and Notes, which generate less dividends and interest income but are generally subject to less market risk.

     The technology transfer operations are generally not directly affected by inflation.

Liquidity and Capital Resources

     The Company's liquidity position at March 31, 1995 included cash and cash equivalents of approximately $647,000 and publicly-traded securities and U.S. Treasury Bills and Notes having a market value of over $13,671,000 Additionally, the Company's long-term investment portfolio had a market value of over $21,187,000 at March 31, 1995. This represented an increase of approximately $1,756,000 from the value at December 31, 1994. Approximately $1,172,000 of this difference is reflected as an increase to stockholders' equity. On March 31, 1995, the Company had no non-current debt. Other than the commitment under the headquarters premises lease, the Company has no significant commitments. The Company believes its liquidity position is more than adequate to meet all current and projected financial needs.

     Swarthmore College offered the Company 20,000 shares of the Company's stock for repurchase. In accordance with the Company's stock repurchase plan, the shares offered by Swarthmore College were repurchased at the then current market price. Eugene M. Lang, Chairman and Chief Executive Officer of the Corporation, and Neil R. Austrian, a Director of the Corporation, are
Chairman Emeritus and Chairman of the Board of Managers, respectively, of Swarthmore College.

                       Part II.  Other Information

Item 6.     Exhibit and Reports on Form 8-K

     (a)    See exhibit index attached hereto.

     (b)  Reports on Form 8-K filed during the quarter:  None











                                Signatures


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     REFAC Technology Development Corporation


May 12, 1995                         Eugene M. Lang
                                     E. M. Lang, Chairman and
                                     Chief Executive Officer




May 12, 1995                         Robert Rescigno
                                     Robert Rescigno, Controller and
                                     Principal Accounting and Financial
                                     Officer

                         EXHIBIT INDEX



Exhibit                                                      Page
  No.                                                        No.




  28 Note 1 to the Company's Consolidated financial statements contained in the Company's Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1994 is incorporated herein by reference.