Form 10-Q
period 1995-09-30
REFAC TECHNOLOGY DEVELOPMENT CORP
filed 1995-11-14
CIK 82788

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 1995

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


     The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of November 1, 1995 was 5,294,887.

                 REFAC TECHNOLOGY DEVELOPMENT CORPORATION


                                   INDEX


                                                       Page

Part I.  Financial Information



Condensed Consolidated Balance Sheets
 September 30, 1995 and December 31, 1994                   3


Condensed Consolidated Statements of Operations
 Nine and Three Months Ended September 30, 1995 and 1994
 (unaudited)                                                4


Condensed Consolidated Statements of Cash Flows
 Nine Months Ended September 30, 1995 and 1994
 (unaudited)                                                5

Notes to Condensed Consolidated Financial
 Statements                                                 6


Management's Discussion and Analysis of Financial
 Condition and Results of Operations                      7-8


Part II.  Other Information                            9


Page 2























REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       SEPT 30        DEC 31
ASSETS                                                  1995           1994
Current Assets                                       (UNAUDITED)        *
   Cash and cash equivalents                            $640,560   $5,641,885
   Marketable securities                               4,027,960    2,591,415
   Investments being held to maturity                  4,383,769    1,168,698
   Accounts receivable                                 1,078,904      906,369
   Prepaid income taxes and other                              0      228,617
   Total current assets                               10,131,193   10,536,984

Property and equipment, net                              100,461      109,316
Securities acquired in association with licensing
 activities                                           22,915,810   19,431,753
Investments being held to maturity                     6,164,344    4,490,436
Other assets                                           1,154,765      940,977
                                                     $40,466,573  $35,509,466
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                       $5,679      $22,542
   Accrued expenses                                      724,014      647,918
   Amounts payable under service agreements              401,029      611,756
   Income taxes payable                                  231,148            0
   Total current liabilities                           1,361,870    1,282,216

Deferred income taxes                                  7,253,757    5,992,629
Stockholder's Equity
   Common stock, $.10 par value                          529,489      533,799
   Additional paid in capital                          8,848,441    9,131,939
   Retained earnings                                   8,593,965    7,006,127
   Unrealized gain on securities acquired in
    association with licensing activites, net
    of taxes                                          13,613,655   11,300,883
   Cumulative translation adjustment                     265,396      261,873
   Total stockholders' equity                         31,850,946   28,234,621
                                                     $40,466,573  $35,509,466



*Derived from audited financial statements
See accompanying notes to the condensed consolidated financial statements
Page 3












REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                    Nine months ended       Three months ended
                                                      September 30,             September 30,
                                                    1995         1994         1995        1994
Revenues
   Service revenues                              $3,097,538   $2,542,561   $1,119,101    $693,237
   Gains on securities acquired in
    associaiton with licensing activities           152,968    2,191,234            0     464,535
Total revenues                                    3,250,506    4,733,234    1,119,101   1,157,772

Costs and Expenses
   Service expenses                                 617,599      536,984      199,852      55,375
   Selling, general and administrative expenses   1,114,843    1,129,930      320,446     307,035
Total operating expenses                          1,732,442    1,666,914      520,298     362,410
Operating income                                  1,518,064    3,066,881      598,803     795,362

Other Income and Expenses
   Gains (losses) on marketable securities
    tranactions                                      27,707     (230,979)      22,464    (274,570)
   Net change in unrealized gains (losses) on
    marketable securities                           150,211   (1,069,950)      (8,016)    113,306
   Dividend and interest income                     779,874      929,590      218,959     302,274
   Gains (losses) from foreign currency transactions   (715)     (30,336)         508     (11,211)
      Income before provision for taxes on income
       and cumulative effect of accounting change 2,475,141    2,665,206      832,718     925,161
   Provision for taxes on income                    887,303      855,436      345,609     221,452
      Income before cumulative effect of
       accounting change                          1,587,838    1,809,770      487,109     703,709
Cumulative effect of change in accounting for
 marketable securities, net of taxes                      0      245,520            0           0
Net Income                                       $1,587,838   $2,055,290     $487,109    $703,709

Earnings per common share
   Income before cumulative effect of accounting
    change                                            $0.30        $0.34        $0.09       $0.13
   Cumulative effect of change in accounting for
    marketable securities                              0.00         0.05         0.00        0.00
   Net income                                         $0.30        $0.39        $0.09       $0.13

Weighted average number of shares outstanding     5,314,771    5,334,772    5,296,853   5,337,987



See accompanying notes to the condensed consolidated financial statements
Page 4









REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                     Nine months ended Sept 30,
                                                         1995        1994
Cash Flows from Operating Activities
Net income                                            $1,587,838   $2,055,290
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
    Cumulative effect of accounting change                     0     (245,520)
    Depreciation and amortization                         60,093       43,792
    Accretion of discount on U.S. Treasury Bills        (205,640)           0
    Net gain on sale of securities                       (27,707)  (1,960,255)
    Net change in unrealized (gain) loss on
     marketable securities                              (150,211)   1,069,950
    Deferred income taxes                                 79,202       82,580
    (Increase) decrease in assets:
      Accounts receivable                               (172,535)     303,622
      Prepaid income taxes and other                     228,617            0
      Proceeds from sale of marketable securities        876,438    4,233,095
      Purchase of marketable securities               (2,125,398)  (5,279,168)
      Other assets                                      (213,788)    (119,349)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses               59,233     (168,170)
      Amounts payable under service agreements          (210,727)  (1,207,994)
      Income taxes payable                               231,148     (438,769)
Net cash provided by (used in) operating activities       16,563   (1,630,896)

Cash Flows from Investing Activities
   Proceeds from sales of securities acquired in
     association with licensing activities               173,386    2,270,426
   Proceeds from maturity of investments being held
     to maturity                                      10,503,385            0
   Purchase of investments being held to maturity    (15,331,378)           0
   Additions to patents and trademarks                   (44,208)     (55,050)
   Additions to property and equipment                   (17,751)     (29,169)
Net cash (used in) provided by investing activities   (4,716,566)   2,186,207

Cash Flows from Financing Activities
   Acquisition and retirement of common stock           (287,808)           0
   Proceeds from exercise of stock options                     0       17,875
Net cash (used in) provided by financing activities     (287,808)      17,875
Effect of exchange rate changes on cash                  (13,514)     111,609
Net (decrease) increase in cash and cash equivalents  (5,001,325)     684,795
Cash and cash equivalents at the beginning of period   5,641,885      939,818
Cash and cash equivalents at the end of period          $640,560   $1,624,613

See accompanying notes to the condensed consolidated financial statements
Page 5








                 REFAC TECHNOLOGY DEVELOPMENT CORPORATION
           Notes to Condensed Consolidated Financial Statements

    1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of REFAC Technology Development Corporation (the "Company") at September 30, 1995 and December 31, 1994, and the results of its operations and its cash flows for the three and nine month interim periods presented.

          The accounting policies followed by the Company are set forth in Note l to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which is incorporated herein by reference.

     2. The results of operations for the nine months and the quarter ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

             Available for sale securities are securities which do not qualify as either held to maturity or trading securities. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of applicable deferred income taxes on such unrealized gains and losses at current income tax rates. The Company's investments in securities acquired in association with licensing activities fall into this category. Such securities at June 30, 1995 consisted of 337,842 shares of Three-Five Systems, Inc. (which trades on the New York Stock Exchange under the symbol TFS),399,000 shares of KeyCorp (which trades on the New York Stock Exchange under the symbol KEY), and 99,750 shares of Patlex Corporation (which trades on the NASDAQ under the symbol PTLX). The Company previously owned shares in AutoFinance Group, Inc. ("AFG"). On September 28, 1995 KeyCorp acquired AFG and as part of the transaction spun off the Patlex Corporation shares. These securities are recorded at quoted market value without a discount which might be associated with such large blocks of shares.

                 REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations

Results of Operations

     Total operating revenues decreased $1,483,000 for the nine months ended September 30, 1995 as compared to the corresponding period in 1994, and $39,000 for the third quarter of 1995 versus the same period in the prior year.
Service revenue accounted for 95% and 54% of operating revenues for the nine months ended September 30, 1995 and 1994, respectively. Gains on sales of securities acquired in association with licensing activities accounted for 5% and 46% of operating revenues for the nine months ended September 30, 1995 and 1994, respectively. The decrease in gains on sales of securities acquired in association with licensing activities is due to a decrease in the number of shares sold in the current period versus the corresponding period of 1994.
As deemed in the Company's interest and as future market conditions permit, the Company intends from time to time to sell part of the portfolio of such securities.

     Service revenues increased $555,000 for the nine months ended September 30, 1995 from the corresponding period in 1994 and $426,000 for the third quarter of 1995 versus the same period in the prior year. In both cases, the changes largely resulted from an increase in the size and timing of non-recurring revenues which are recognized upon the completion of new, single-payment license agreements. Recurring service revenues from established licensing relationships, which represented approximately 81% of service revenues for the nine months ended September 30, 1995, as compared to 92% in the same period of 1994, have remained relatively stable as compared to the corresponding period in 1994.

     Service expenses represents payments to licensors under contractually stipulated terms, and hence tend to increase or decrease as a function of service revenues. Also included in service expenses are various other costs directly related to the development, maintenance, and enforcement of patent and licensing programs, notably legal and other external professional fees, and costs associated with patent research, upkeep and amortization. Service expenses as a percentage of service revenues decreased from 21% in the nine month period of 1994 to 20% in the corresponding period of the current year, and increased from 8% in the three month period of 1994 to 18% in the corresponding period of the current year. The decrease in this ratio is attributable to a decrease in legal fees and an increase in the sales of products associated with a licensing program.

      Selling, general, and administrative expenses decreased $15,000 for the nine month period of 1995 versus the comparable period of 1994. This decrease includes a decrease in legal fees and various administrative expenses partially offset by an increase in compensation costs, depreciation and rent expense.



                REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations
                               (Continued)

     For the nine months ended September 30, 1995 the Company had gains on its marketable securities of $178,000 consisting of realized gains of $28,000 and unrealized gains of $150,000 as compared to realized losses of $231,000 and unrealized losses of $1,070,000 for the corresponding period of 1994. The loss in 1994 was principally attributable to the adverse impact that rising interest rates had on the value of the Company's investments in preferred stocks. In 1995 the Company changed its investment strategy from investing primarily in preferred stocks to investing primarily in U.S. Government bonds which has a much more stable market price than preferred stocks.

     Dividend and interest income decreased by $150,000 for the nine months ended September 30, 1995 from the corresponding period in 1994. Dividend and interest income consist of investment income from the Company's portfolio of marketable securities. The year-to-date decline reflects a change in the portfolio strategy, shifting resources from preferred stocks to U.S. Treasury Bills and Notes, which generate less dividends and interest income but are generally subject to less market risk.

     The Company's licensing and technology transfer operations are generally not directly affected by inflation.

Liquidity and Capital Resources

     The Company's liquidity position at September 30, 1995, included cash and cash equivalents of approximately $641,000 and publicly-traded securities and U.S. Treasury Bills and Notes having a market value of over $14,576,000. In addition, the Company's long-term investment portfolio had a market value of over $22,915,000 at September 30, 1995, representing an increase of approximately $3,484,000 over the value at December 31, 1994. This resulted in an increase to stockholders' equity of approximately $2,313,000, net of related deferred income taxes.

      On September 30, 1995, the Company had no non-current debt. Other than the commitment under the headquarters premises lease, the Company has no significant commitments. The Company believes its liquidity position is more than adequate to meet all current and projected financial needs.








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



                              REFAC Technology Development Corporation



November 7, 1995              /s/Eugene M. Lang
                              E. M. Lang, Chairman and Chief
                              Executive Officer




November 7, 1995              /s/Robert Rescigno
                              Robert Rescigno, Controller and Principal
                              Accounting and Financial Officer

                         EXHIBIT INDEX



Exhibit                                                      Page
  No.                                                        No.




  28 Note 1 to the Company's Consolidated financial statements contained in the Company's Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1994 is incorporated herein by reference.