Form 10-K405
period 1995-12-31
REFAC TECHNOLOGY DEVELOPMENT CORP
filed 1996-03-28
CIK 82788

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                For the Fiscal Year Ended December 31, 1995

                       Commission File Number 0-7704

                  REFAC TECHNOLOGY DEVELOPMENT CORPORATION

            Delaware                            13-1681234
    (State or other jurisdication of         (I.R.S. Employer
     incorporation or organization)         Identification No.)



             122 East 42nd Street, New York, New York  10168
          (Address of principal executive offices)     (Zip Code)

  Registrant's telephone number, including area code:      (212) 687-4741

     Securities registered pursuant to Section 12(b) of the Act:  None

        Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.10 per share
                             (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996 was $19,683,164.

     The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of March 15, 1996 was 5,301,887.



                    DOCUMENTS INCORPORATED BY REFERENCE
PART I     Item 1 } Annual Report to Stockholders of REFAC
PART II    Item 5 } Technology Development Corporation for
           Item 6 } the year ended December 31, 1995 except
           Item 7 } for the inside front and back covers and
           Item 8 } Pages 2 and 3 thereof.

PART III   Item 10} Definitive Proxy Statement of REFAC
           Item 11} Technology Development Corporation in
           Item 12} connection with the Annual Meeting of
           Item 13} Stockholders to be held in May 1996.


                                  PART I

Item 1. Business

     REFAC Technology Development Corporation (the "Company"), a Delaware corporation organized in 1952, is engaged directly and through certain of its subsidiaries in the business of establishing, acquiring and administering international manufacturing licenses and joint ventures. These licenses involve the products and related technologies, often patented or trademarked, of manufacturers, laboratories and individuals ("Clients") from whom the Company acquires the exclusive rights to license others. In furtherance of its licensing operations, it also engages in trade with its licensees and other customers with respect to the products of its Clients and the joint ventures in which it is a participant.

     From Clients in the United States and abroad, the Company acquires the exclusive right to license others ("Licensees") to manufacture, use and/or sell, throughout the world or in specific markets, specific Client products and processes under their respective patents and/or in accordance with related technical know-how. In association with these licenses, the Company usually has the added right to provide for the use of Client trademarks. A typical Client is an individual or a small manufacturer for whom licensing offers important opportunities for accelerated product development, broadened commercialization in foreign markets and income. In addition, the Company can provide large corporations with a facility for exploiting idle patents, unused or abandoned products and technological developments.

     The Company endeavors to be selective in the products for which it undertakes licensing responsibilities. In the United States and abroad, it attempts to locate industrial technologies having distinctively advantageous features that are protected by patents and confidential know-how. However, most of the Company's licensing opportunities are prompted by references and by the Company's professional reputation. All such opportunities are evaluated on the basis of their proprietary features, innovative merit, technological significance, competitive conditions and earning potential. Licensing and technology transfer strategies are studied with due consideration of Client objectives. The actual licensing process usually starts with the identification and qualification of suitable licensee prospects. Information packages and license proposals are prepared subject to Client approval. When suitable prospective licensees are identified, negotiations proceed with a view to creating income-producing agreements. Agreements may provide for single lump sum payments or, as is generally preferred, ongoing royalty payments based on sales of licensed products over an extended period of years.

     There is usually a substantial interval between the time license rights are acquired and the actual realization of license revenue. The interval is seldom less than two years, often longer. Not infrequently, licensing efforts prove unsuccessful. A licensing program may result in a succession of many non-exclusive agreements or a limited number of exclusive agreements covering defined areas of technology, fields of product application and marketing territories. After agreements are made, the Company, in its role as licensor, continuously administers and services them, often with the Client's cooperation. The terms and conditions of these license and related agreements may vary depending upon whether they principally cover patent rights, trademarks, developments and improvements, exclusivity, trade secrets and/or copyrights. They occasionally involve sales and marketing relationships of importance to the Client. From time to time, licenses may be granted to parties or result in the creation of new companies in which the Company and Client may acquire or have the option to acquire equity or joint venture interests.

     In determining its interest in the products or patents of a prospective Client, the Company may find indications of infringements by one or more third parties. Indeed, a prospective Client may alert the Company that its patents are probably being infringed by various manufacturers or users. In such event, before accepting a licensing responsibility, the Company intensively investigates relevant issues of patent validity and indicated infringement details. If the Company concludes that there is substantial merit in the Client's patent position, that there is strong basis for concluding that infringement exists, and that there is substantial economic value involved, serious efforts are then made to license the patents to the putatively infringing parties. Often these efforts are successful. If not, the Company may consider it appropriate, with the Client as co-plaintiff, to initiate infringement litigation. Such litigation can be costly and lengthy with an uncertain outcome.

     As a policy, the Company shares equally with Clients the gross amount of revenues received from its licenses. However, occasionally, in addition to or in lieu of money payments, the Company may receive equity considerations. Clients furnish the Company with engineering data - - - relating to product design, manufacture, testing and application - - - and normally supply ongoing information with respect to improvements and developments related to their products and processes. The Company in turn uses such information to develop licenses and joint ventures and to encourage the productivity and scope of licensed activities.

      The licensing business of the Company is fostered by its reputation --- its many years of professional leadership and achievement. When accepting a Client relationship, the Company also uses its agents, correspondents and overseas offices to promote Clients' interests. Overseas offices are located in the United Kingdom and Switzerland.

     Except for its contract with Patlex Corporation ("Patlex") which accounted for 48% of 1995 service revenues, the Company does not believe that the loss or termination of any individual contract would have a materially adverse effect on its business. The Company has had a running dispute with Patlex over
deductibility of certain expenses under the agreement.   In October, 1994, the
Company commenced suit against Patlex in United States District Court for the Eastern District of Pennsylvania to collect the underpayment and, on February 29, 1996, a jury awarded the Company damages in the sum of $163,860.73 which judgment when entered, the Company expects Patlex to appeal. Since the commencement of this litigation, Patlex has duly complied with the undisputed reporting and payment obligations under the contract and the Company has no reason to suspect that Patlex will not continue to do so. As of December 31, 1995, the Company owned approximately 4.0% of the issued and outstanding shares of Patlex. During the first quarter of 1996, the Company has sold approximately one half of its holdings of Patlex.

     With respect to any patents or group of related patents that are now the subject of one or more income-producing licenses, the Company does not believe that there is any currently foreseeable circumstance under which the Company would lose its rights to grant licenses.

     Information concerning entities that comprise more than 10% of service revenues for the three years ended December 31, 1995 is set forth in Note 7 of the Notes to the Company's Consolidated Financial Statements on Page 11 of its Annual Report to Stockholders for the year ended December 31, 1995. Said Page 11 is incorporated herein by reference.

Government Regulations

     Federal, state and local environmental control laws have had no material effect on capital expenditures, earnings or the competitive position of the Company.

Patents and Trademarks

     As of December 31, 1995, the Company held the following interests in patents and trademarks:

     LAMBDA Related Patents - In June, 1993, the Company purchased from Genesco, Inc., the patents, trademark and related know-how covering the manufacture and composition of LAMBDA urethane polymer and epoxy materials. The two (2) issued U.S. patents acquired from Genesco expire on February 22, 2005 and June 7,
2008. Three (3) additional United States patent applications have been filed and various foreign patents and applications are issued or pending.

     The Company also holds a United States patent application on a process for evenly forming a label over a container's surface so as to overcome wrinkling and/or detachment when exposed to high and/or low temperatures, and a United States patent application for a hot-melt polyurethane adhesive composition that is suitable for high-volume operations like labeling and exposure to pasteurization, hot-filling, and/or cold storage.

     Conveyor Patents - Eight (8) U.S. patents covering conveyors and conveyor buckets that expire at various times from February 15, 2000 to April 21, 2009 and the registered U.S. trademarks, Econ-O-Lift , Maxecon and Swing Link . Various foreign patents and/or applications for patents or trademarks are issued or pending.

     Robotic Patents - Eight (8) U.S. patents covering multi-functional robotic
end effectors and the Foreman  registered U.S. trademark.   These patents expire
at various times from May 27, 2003 to November 1, 2011.

     Musical Instruments - An undivided 5% interest in three (3) of the "Electronic Musical Instrument" patents of Dr. Melville Clark, Jr., a Client, which patents expire in 1999, 2001 and 2002, respectively.

     Spreadsheet - An undivided 5% interest in the "Spreadsheet" patent of Forward Reference Systems Ltd., a Client, which patent expires on August 9, 2000. This patent was held to be unenforceable by the District Court for the Southern District of New York, which decision the Company and Forward Reference Systems Ltd. have appealed to the Court of Appeals of the Federal Circuit. Oral arguments on such appeal were heard on February 7, 1996 and the Company anticipates a decision by the end of May, 1996.

                                __________

     Except for the LAMBDA Related Patents, the Company does not believe that the loss or termination of any of the above patents or trademarks would have a
materially adverse effect on its business.   As of December 31, 1995, the
Company's unamortized investment in the LAMBDA patents aggregated $257,875 and, on December 29, 1995, it acquired a controlling interest in Advanced Resin Technology, Inc. ("ART"), a licensee under the LAMBDA Patents. The Company is committed to investing up to $1,000,000 in ART and has provided for the possibility that additional funding may be required.

Competition

     Although no statistical data is available, the Company believes that it is one of the leading independent companies in the international licensing and technology transfer field. The Company believes its experience in identifying and licensing new technologies enhances its competitive position in the international licensing and technology transfer segment.




Employees

     As of December 31, 1995, the Company had 14 employees. The Company considers its relations with its employees to be excellent.

Financial Information About Foreign and Domestic Operations and Product Sales

     The Company's business is principally conducted in the United States. Information concerning the aggregate of the Company's foreign source revenues from domestic operations for the three years ended December 31, 1995 is set forth in Note 7 of the Notes to the Company's Consolidated Financial Statements on Page 11 of its Annual Report to Stockholders for the year ended December 31, 1995. Said Page 11 is incorporated herein by reference. The Company is subject to the usual risks of doing business abroad, particularly currency fluctuations and foreign exchange controls.

Item 2.  Properties

     The Company leases the entire 40th floor, consisting of approximately 7,800 square feet, in an office building located at 122 East 42nd Street, New York, New York under a lease which expires in the year 2004. The Company occupies approximately 5,100 square feet space for its headquarters facility and subleases the remaining premises under subleases that are terminable upon six
(6) months notice. The Company's wholly-owned subsidiary, REFAC Financial Corporation, leases office facilities in Las Vegas, Nevada, which it considers to be suitable and adequate for the present needs.

Item 3.  Legal Proceedings

     The Company is the plaintiff in various claims and lawsuits incidental to its business. In the opinion of management, these claims and lawsuits in the aggregate will not have a materially adverse effect on the Company's financial position or results of operations.

      At December 31, 1995, there were no pending claims against the Company.


     The Company has a contract with Patlex which, in 1995, accounted for 48% of service revenues under which the Company and Patlex have had a running
dispute over deductibility of certain expenses under the agreement.   In
October, 1994, the Company commenced suit against Patlex in United States District Court for the Eastern District of Pennsylvania to collect the underpayment and, on February 28, 1996, a jury awarded the Company damages in the sum of $163,860, which judgment when entered, the Company expects Patlex to appeal. Since the commencement of this litigation, Patlex has duly complied with the undisputed reporting and payment obligations under the contract and the Company has no reason to suspect that Patlex will not continue to do so.
As of December 31, 1995, the Company owned approximately 4% of the issued and outstanding shares of Patlex.

     On September 1, 1995, Dr. James A. Storer granted to the Company the exclusive right to establish through license or other suitable arrangements with third parties the manufacture, lease, sale and/or use of products under United States Patent No. 4,876,541 entitled "System for Dynamically Compressing and Decompressing Electronic Data" (the "Storer Patent"). On November 15, 1994, Hayes Microcomputer Products, Inc. ("Hayes") filed a petition in the Atlanta Division of the United States Bankruptcy Court for the Northern District of Georgia under Chapter 11 of the Bankruptcy Code, which Court set July 15, 1995 as the last date for filing claims against Hayes (the "Bar Date"). The Company and Dr. Storer believe that Hayes modems which employ the V.42 bis data compression standard of the Telecommunications Standards Section of the International Telecommunications Union infringe the Storer Patent.
Accordingly, on December 19, 1995, the Company and Dr. Storer filed in such Bankruptcy Court a "Motion for Authority to File Proof of Claim Beyond Bar Date and For Relief From Automatic Stay." Although the Bankruptcy Court found the Bar Date to be binding upon the Company and Dr. Storer, it held that any claim that they may successfully assert will not be discharged under or by reason of the Hayes bankruptcy. Hayes has appealed the decision regarding the discharge. Approximately 90% of Hayes's modems employ the V.42 bis data compression standard.

     In connection with the Company's claim against Hayes, on January 5, 1996, Hayes started an action in the Bankruptcy Court seeking declaratory judgment that Dr. Storer's data compression patent be declared invalid or, if valid, for judgment that it is not infringed by Hayes modems that incorporate the V.42 bis data compression standard. Subsequently, Hayes made a motion for the removal of this action to the United States District Court for the Northern District of Georgia.

     On March 21, 1996, the Company filed a patent infringement suit against Hayes and Zoom Telephonics, Inc. ("Zoom") in the United States District Court for the Eastern District of Massachusetts. The Company expects this to be a significant and protracted litigation and, while the Company believes that it has meritorious patent infringement claims against Hayes and Zoom, patent litigation is expensive with the outcome uncertain.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

                              PART II

Item 5.  Market for the Company's Common Stock and Related Security Holder
Matters

     The information required by this item is included on Page 1 of the Company's Annual Report to Stockholders for the year ended December 31, 1995, which page is hereby incorporated by reference.

Item 6.  Selected Financial Data

     The information required by this item is included on Page 1 of the Company's Annual Report to Stockholders for the year ended December 31, 1995, which page is hereby incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is included on Page 4 of the Company's Annual Report to Stockholders for the year ended December 31, 1995, which page is hereby incorporated by reference.

Item 8.  Financial Statements

     The information required by this item is included on Pages 5 through 11 of the Company's Annual Report to Stockholders for the year ended December 31, 1995, which pages are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.
                                 PART III

Item 10. Directors and Executive Officers of the Company

     The information required by this item with respect to Directors is included in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held in May, 1996 and is hereby incorporated herein by reference. Information concerning the Executive Officers of the Company is presented below.

                     EXECUTIVE OFFICERS OF THE COMPANY

                                    Served in Such
                                   Position or Office
     Name                     Age  Continually Since     Position (1)


Eugene M. Lang                77           1952        Chairman and Chief
                                                       Executive Officer
Robert L. Tuchman             53           1991        President, Chief
                                                       Operating Officer,
                                                       General Counsel and
                                                       Treasurer (2)

Kim Howe                      70           1976        Vice President in
                                                       charge of the company's
                                                       operations in Great
                                                       Britain

Robert Rescigno               30           1994        Secretary and
                                                       Controller (3)
_________

NOTES:

(1) Each executive officer's term of office is until the next organizational meeting of the Board of Directors of the Company (traditionally held immediately after the Annual Meeting of Stockholders of the Company) and until the election and qualification of his successor. However, the Company's Board of Directors has the discretion to replace officers at any time.

(2) Mr. Tuchman has been President and Chief Operating Officer of the Company since August, 1991, Treasurer since May, 1994 and General Counsel since November, 1995. He was the owner and Chief Executive Officer of Royalty and Property Management Incorporated (Licensing) from March, 1988 to July, 1991 and was a practicing attorney from 1969 to July, 1991.

(3) Mr. Rescigno joined the Company in April, 1994 as Secretary and Controller. He previously served as an audit senior with Grant Thornton LLP, the Company's independent public accountants. He was a senior accountant for Theiss and Theiss, certified public accountants, from January, 1989 to December, 1993, where he was responsible for the firm's quality review.

Item 11. Executive Compensation

   The information required by this item is included on Pages 6 and 7 in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held in May, 1996 and is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is included on Pages 2 through 4 in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held in May, 1996 and is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is included on Pages 10 and 11 in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held in May, 1996 and is hereby incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)(1) Financial Statements

   See index to financial statements included elsewhere in this report.

(a)(2)  Schedules

   See index to financial statements included elsewhere in this report.

(a)(3)  Exhibits

   See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.

(b)  Reports on Form 8-K.

   None.
                                Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REFAC Technology Development Corporation


Date:  March 21, 1996

                              Eugene M. Lang,  Chairman and Chief
                                Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 21, 1996

                              Eugene M. Lang, Chairman,
                                Chief Executive Officer and Director

March 21, 1996

                              Robert L. Tuchman, President, Chief Operating
                                Officer, General Counsel Treasurer and
                                Director

March 21, 1996

                              Robert Rescigno, Secretary and Controller

March 21, 1996

                              Neil R. Austrian, Director

March 21, 1996

                              Robin L. Farkas, Director

March 21, 1996

                              Mark N. Kaplan, Director

March 21, 1996

                              Herbert W. Leonard, Director

March 21, 1996

                              Ira T. Wender, Director
<

                               EXHIBIT INDEX



Exhibit                                                Page No.
  No.


  3. Articles of Incorporation and By-laws of the Company as currently in effect. The exhibits required by this item are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, SEC file number 0-7704, and are hereby incorporated by reference.

 10. Employment Agreement dated August 1, 1991 between the Company and Robert L Tuchman and Amendment thereto dated July 25, 1994.
               The exhibits required by this item are
               included in the Company's Annual Report on Form 10-K for the years ended December 31, 1993 and 1995, respectively, and are incorporated herein by reference.

 13.           Annual Report to Security Holders of the
               Company for the year ended December 31,
               1995.

 21.           Subsidiaries of the Registrant.

           EXHIBIT 10

           EXHIBIT 13

           EXHIBIT 21
































                                                             EXHIBIT 21


SUBSIDIARIES OF THE REGISTRANT



                                            Jurisdiction
                 Name (l) (2)                             of Incorporation

   REFAC Export Corporation              New York
   REFAC International, Ltd.             Nevada
    REFAC Financial Corporation          Delaware
   Advanced Resin Technology, Inc. (3)   New Hampshire
   REFAC International, S.A.             Switzerland
   REFAC International (U.K.) Ltd.       England



 (1) The Consolidated Financial Statements, included herein, include the accounts of the Registrant and all of the above subsidiaries.

 (2) Subsidiaries of subsidiaries are indented.

 (3) The Company owned approximately 92% of the outstanding capital stock of Advanced Resin Technology, Inc. at December 31, 1995 and 87% of such capital stock as of March 15, 1996.



















         REFAC TECHNOLOGY DEVELOPMENT CORPORATION AND SUBSIDIARIES

                         FINANCIAL STATEMENTS OF
                       ANNUAL REPORT ON FORM 10-K TO
                  THE SECURITIES AND EXCHANGE COMMISSION

                       YEAR ENDED DECEMBER 31, 1995

                       INDEX TO FINANCIAL STATEMENTS


1. Financial Statements

 The Consolidated Financial Statements to be included in Part II, Item 8 are incorporated by reference to the Annual Report to Stockholders of REFAC Technology Development Corporation for the year ended December 31, 1995, copies of which accompany this report.

 All schedules required by Item 14(a) (2) have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or accompanying notes.