Form 10-Q
period 1996-03-31
REFAC TECHNOLOGY DEVELOPMENT CORP
filed 1996-05-16
CIK 82788

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarter Ended March 31, 1996

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

     The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of May 1, 1996 was 5,301,887.












                REFAC TECHNOLOGY DEVELOPMENT CORPORATION


                                  INDEX


                                                      Page

Part I.  Financial Information

Condensed Consolidated Balance Sheets
 March 31, 1996 and December 31, 1995                     3


Condensed Consolidated Statements of Operations
 Three Months Ended March 31, 1996
   and 1995 (unaudited)                                   4

Condensed Consolidated Statements of Cash Flows
 Three Months Ended March 31, 1996 and 1995
 (unaudited)                                              5

Notes to Condensed Consolidated Financial
 Statements                                               6

Management's Discussion and Analysis of Financial
 Conditions and Results of Operations                   7-8

Part II.  Other Information                               8





         Page 2











REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     MAR. 31       DEC. 31
ASSETS                                                 1996          1995
Current Assets                                     (UNAUDITED)        *
   Cash and cash equivalents                        $1,487,761       $893,744
   Marketable securities                             5,533,032      5,276,302
   Investments being held to maturity                4,797,001      5,245,365
   Accounts receivable                               1,134,881      1,290,704
   Prepaid expenses and other                           68,438         14,272
   Total current assets                             13,021,113     12,720,387

Property and equipment, net                            106,646        151,165
Securities acquired in association with licensing
 activities                                         21,299,831     21,551,772
Investments being held to maturity                   3,188,996      1,766,993
Other assets                                         1,340,761      1,162,114
                                                   $38,957,347    $37,352,431

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                     30,161        232,924
   Accrued expenses                                    375,561        397,907
   Amounts payable under service agreements            351,751        356,110
   Income taxes payable                              1,178,311        464,889
   Total current liabilities                         1,935,784      1,451,830

Deferred income taxes                                6,644,370      6,816,020
Minority interest                                       39,522              0

Stockholders' Equity
   Common stock, $.10 par value                        530,189        529,989
   Additional paid in capital                        8,875,274      8,870,724
   Retained earnings                                 8,123,882      6,700,644
   Unrealized gain on securities acquired in
    association with licensing activities, net
    of taxes                                        12,572,546     12,713,389
   Cumulative translation adjustment                   235,780        269,835
   Total stockholders' equity                       30,337,671     29,084,581
                                                   $38,957,347    $37,352,431






*Derived from audited financial statements
See accompanying notes to the condensed consolidated financial statements
Page 3
















REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                   Three months ended Mar. 31,
                                                      1996           1995
Revenues
   Service revenues                                 $759,088        $980,709
   Gains on securities acquired in association
    with licensing activities                      1,599,358         152,968
   Dividends from securities acquired in
    association with licensing activities            151,620               0
   Sales                                             119,852          40,943
Total revenues                                     2,629,918       1,174,620

Costs and Expenses
   Service expenses                                  168,008         269,127
   Selling, general and administrative expenses      445,648         387,669
   Cost of goods sold                                 65,160          27,065
Total operating expenses                             678,816         683,861
Operating income                                   1,951,102         490,759

Other income and expenses
   Gain on marketable securities transactions          7,913           4,048
   Net change in unrealized (losses) gains on
    marketable securities                           (110,349)         81,913
   Dividend and interest income                      199,250         213,672
   Gains (losses) from foreign currency transactions     149         (52,207)
    Income before provision for taxes on income
     and minority interest                         2,048,065         738,185
   Provision for taxes on income                     630,153         224,951
    Income before minority interest                1,417,912         513,234
   Minority interest                                   5,326               0
Net income                                        $1,423,238        $513,234

Earnings per common share
   Net income                                          $0.27           $0.10
Weighted average number of shares outstanding      5,301,887       5,337,320



See accompanying notes to the condensed consolidated financial statements.
Page 4





REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                     Three months ended Mar. 31,
                                                        1996         1995
Cash Flows From Operating Activities
Net income                                          $1,423,238      $513,234
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities
Depreciation and amortization                           25,774        19,589
Accretion of premium (discount) on U.S. Treasury
  Bills                                                    375       (73,283)
Net gain on sale of securities                      (1,607,271)     (157,016)
Net change in unrealized loss (gain) on
 marketable securities                                 110,349       (81,913)
Deferred income taxes                                  (73,607)       23,950
(Increase) decrease in assets:
   Accounts receivable                                 155,823       (42,540)
   Prepaid expenses and other                          (54,166)     (201,869)
   Proceeds from sale of marketable securities         470,485       337,603
   Purchase of marketable securities                  (853,428)     (345,924)
   Other assets                                       (105,762)       21,134
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses              (225,109)      (45,641)
   Amounts payable under service agreements             (4,359)     (184,298)
   Income taxes payable                                713,422             0
Net cash used in operating activities                  (24,236)     (216,974)

Cash Flows From Investing Activities
   Proceeds from sales of securities acquired in
    association with licensing activities             1,637,889      173,386
   Proceeds from maturity of investments being
    held to maturity                                   230,585     4,430,000
   Purchase of investments being held to maturity    (1,199,594)  (9,269,087)
   Additions to property and equipment                  (21,332)           0
Net cash provided by (used in) investing
 activities                                             647,558   (4,665,701)
Cash Flows From Financing Activities
   Proceeds from exercise of stock options                4,750            0
   Acquisition and retirement of common stock                 0     (142,500)
Net cash provided by (used in) financing activities       4,750     (142,500)  0
Effect of exchange rate changes on cash                 (34,055)      30,160
Net increase (decrease) in cash and cash equivalents    594,017   (4,995,015)
Cash and cash equivalents at beginning of period        893,744    5,641,885
Cash and cash equivalents at end of period           $1,487,761     $646,870

See accompanying notes to the condensed consolidated financial statements.
         Page 5




REFAC TECHNOLOGY DEVELOPMENT CORPORATION
Notes to Condensed Consolidated Financial Statements

  1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of REFAC Technology Development Corporation (the "Company") at March 31, 1996 and December 31, 1995, the results of its operations and its cash flows for the three month interim period presented.

     The accounting policies followed by the Company are set forth in Note l to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

     2. The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

      3. In accordance with SFAS No. 115, the Company categorizes and accounts for its investment holdings as follows:

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

          Available for sale securities are securities which do not qualify as either held to maturity or trading securities. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of applicable deferred income taxes on such unrealized gains and losses at current income tax rates. The Company's investments in securities acquired in association with licensing activities fall into this category. Such securities at March 31, 1996 consisted of 332,842 shares of Three-Five Systems, Inc. (which trades on the New York Stock Exchange under the symbol TFS) and 399,000 shares of KeyCorp (which trades on the NYSE under the symbol
          KEY) and 49,750 shares of Patlex Corporation (which trades on the NASDAQ under the symbol PTLX).

                REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                  Management's Discussion and Analysis
            of Financial Conditions and Results of Operations

Results of Operations

     Total operating revenues increased $1,455,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995. Service revenue accounted for 29% and 83% of operating revenues for the three months ended March 31, 1996 and 1995, respectively. Investment income (gains and dividends) from securities acquired in association with licensing activities accounted for 67% and 13% of operating revenues for the three months ended March 31, 1996 and 1995, respectively. The increase in investment income from securities acquired in association with licensing activities is principally due to the increase in revenues from shares sold in the current period versus the corresponding period of 1995. As deemed in the Company's interest and as future market conditions permit, the Company intends from time to time to sell part of the portfolio of such securities. The increase in sales, which totalled 4% of total revenues in the first three months of 1996 and 1995, is principally related to sales of product by Advanced Resin Technology, Inc. ("ART"). In December 1995, the Company acquired a controlling interest in ART, a manufacturer of a patented line of thermoplastic polyurethane hot melt adhesives and elastomers.

     Service revenues decrease $222,000 for the three months ended March 31, 1996 from the corresponding period in 1995. The changes largely resulted from a decrease of non-recurring revenues which are recognized upon the completion of new, single-payment license agreements. Recurring service revenues from established licensing relationships, which represented 100% of service revenues for the three months ended March 31, 1996, as compared to 87% in the same period of 1995, have remained relatively stable as compared to the corresponding period in 1995.

     Service expenses represents payments to licensors under contractually stipulated terms, and hence tend to increase or decrease as a function of service revenues. Also included in service expenses are various other costs directly related to the development, maintenance, and enforcement of patent and licensing programs, notably legal and other external professional fees, and costs associated with patent research, upkeep and amortization. Service expenses as a percentage of service revenues decreased from 27% in the three month period of 1995 to 22% in the corresponding period of the current year. The decrease in this ratio is attributable to a decrease in non-recurring recurring licensing revenue.

     Selling, general and administrative expenses increased $58,000 for the three month period of 1996 versus comparable period of 1995. this increase is principally due to the recent acquisition of an 87% interest in ART. The selling, general and administrative expenses of ART totalled approximately $91,000 for the first quarter of 1996.

REFAC TECHNOLOGY DEVELOPMENT CORPORATION
Management's Discussion and Analysis
of Financial Condition and Results of Operation
(Continued)

     For the three months ended MArch 31, 1996, the Company had losses on its marketable securities of $102,000 consisting of realized gains of $8,000 and unrealized losses of $110,000 as compared to realized gains of $4,000 and unrealized gains of $82,000 for the corresponding period of 1995. The loss in 1996 was principally attributable to the adverse impact that rising interest rates had on the value of the Company's investment in preferred stocks and governmental agency bonds.

     Dividends and interest income decrease by $14,000 for the three months ended March 31, 1996 from the corresponding period in 1995. Dividend and interest income consist of investment income from the Company's portfolio of marketable securities. The year-to-date decrease in dividends and interest income relates to the amount of income producing assets owned by the Company at March 31, of the respective years.

     The Company's income from technology transfer operations has not in the past been materially affected by inflation. Likewise, while currency fluctuations can influence service revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

Liquidity and Capital Resources

     The Company's liquidity position at March 31, 1996, included cash and cash equivalents of approximately $1,488,000 and publicly-traded securities and U.S. Treasury Bills and Notes having a market value of over $13,519,000. In addition the Company's long-term investment portfolio had a market value of approximately $21,300,000 at March 31, 1996.

     On March 31, 1996, the Company had no lon-term debt. Other than the commitment under the lease for its principal office, the Company has no significant commitments. The Company believes its liquidity position is more than adequate to meet all current and projected financial needs.

                  Part II  Other Information

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




                                   REFAC Technology Development Corporation




May 15, 1996                      Eugene M. Lang
                                  E.M. Lang, Chairman and Chief Executive
                                  Officer





May 15, 1996                      Robert Rescigno
                                  Robert Rescigno, Controller and Principal
                                  Accounting and Financial Officer

                             EXHIBIT INDEX


Exhibit                                                             Page
  No.                                                                No.


28 Note 1 to the Company's Consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 is incorporated herein by reference.