Form 10-Q
period 1996-06-30
REFAC TECHNOLOGY DEVELOPMENT CORP
filed 1996-08-12
CIK 82788

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended June 30, 1996

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


     The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of August 1, 1996 was 5,301,887.

                 REFAC TECHNOLOGY DEVELOPMENT CORPORATION


                                   INDEX


                                                       Page

Part I.  Financial Information



Condensed Consolidated Balance Sheets
 June 30, 1996 (unaudited) and December 31, 1995       3


Condensed Consolidated Statements of Operations
 Six and Three Months Ended June 30, 1996 and 1995
 (unaudited)                                           4


Condensed Consolidated Statements of Cash Flows
 Six Months Ended June 30, 1996 and 1995
 (unaudited)                                           5

Notes to Condensed Consolidated Financial
 Statements                                            6


Management's Discussion and Analysis of Financial
 Conditions and Results of Operations                7-8


Part II.  Other Information                            9


Page 2























REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       JUNE 30       DEC. 31
ASSETS                                                  1996           1995
Current Assets                                       (UNAUDITED)        *
   Cash and cash equivalents                          $1,474,970   $  893,744
   Marketable securities                               6,423,125    5,276,302
   Investments being held to maturity                  6,213,499    5,245,365
   Accounts receivable                                 1,109,317    1,290,704
   Prepaid expenses                                       19,498       14,272
   Total current assets                               15,240,409   12,720,387

Property and equipment, net                              142,229      151,165
Securities acquired in association with licensing
 activities                                           20,030,525   21,551,772
Investments being held to maturity                     1,358,310    1,766,993
Other assets                                           1,339,002    1,162,114
                                                     $38,110,475  $37,352,431
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                      $50,407     $232,924
   Accrued expenses                                      449,760      397,907
   Amounts payable under service agreements              310,070      356,110
   Income taxes payable                                  425,550      464,889
   Total current liabilities                           1,235,787    1,451,830

Deferred income taxes                                  6,200,543    6,816,020
Minority interest                                         32,050            0
Stockholder's Equity
   Common stock, $.10 par value                          530,189      529,989
   Additional paid in capital                          8,875,274    8,870,724
   Retained earnings                                   9,268,906    6,700,644
   Unrealized gain on securities acquired in
    association with licensing activites, net
    of taxes                                          11,744,718   12,713,389
   Cumulative translation adjustment                     223,008      269,835
   Total stockholders' equity                         30,642,095   29,084,581
                                                     $38,110,475  $37,352,431


*Derived from audited financial statements
See accompanying notes to the condensed consolidated financial statements
Page 3












REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                    Six months ended       Three months ended
                                                         June 30,                 June 30,
                                                    1996         1995         1996        1995
Revenues                                         $1,893,066   $1,978,437  $1,133,978    $997,728
   Service revenues
   Gains on securities acquired in
    association with licensing activities         2,497,710      152,968     898,352           0
   Dividends from securities acquired in
    association with licensing activities           303,240            0     151,620           0
   Sales                                            160,665       86,254      40,813      45,289
Total revenues                                    4,854,681    2,217,659   2,224,763   1,043,017

Costs and Expenses
   Service expenses                                 467,596      440,050     299,588     170,901
   Selling, general and administrative expenses     914,356      794,397     468,708     406,728
   Cost of goods sold                               114,092       63,951      48,932      36,886
Total operating expenses                          1,496,044    1,298,398     817,228     614,515
Operating income                                  3,358,637      919,261   1,407,535     428,502

Other Income and Expenses
   Gain on marketable securities transactions         9,280        5,243       1,367       1,195
   Net change in unrealized (losses) gains on
    marketable securities                          (148,030)     158,227     (37,681)     76,314
   Dividend and interest income                     486,012      560,915     286,762     347,243
   Gains (losses) from foreign currency transactions    668       (1,223)        519      50,984
      Income before provision for taxes on income
       and minority interest                      3,706,567    1,642,423   1,658,502     904,238
   Provision for taxes on income                  1,157,695      541,694     527,542     316,743
      Income before minority interest             2,548,872    1,100,729   1,130,960     587,495
Minority interest                                    12,798            0       7,472           0
Net Income                                       $2,561,670   $1,100,729  $1,138,432    $587,495

Earnings per common share
   Net income                                         $0.48        $0.21       $0.21       $0.11

Weighted average number of shares outstanding     5,301,887    5,323,878   5,301,887   5,310,584



See accompanying notes to the condensed consolidated financial statements
Page 4









REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                     Six months ended June 30,
                                                         1996        1995
Cash Flows from Operating Activities
Net income                                            $2,568,262   $1,100,729
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
    Depreciation and amortization                         51,360       55,512
    Amortization of discount on U.S. Treasury Bills      (14,331)    (144,232)
    Net gain on sales of securities acquired in
      association with licensing activities           (2,497,710)           0
    Net gain on sales of securities                       (9,280)      (5,243)
    Net change in unrealized loss (gain) on
      marketable securities                              148,030     (158,227)
    Deferred income taxes                                (85,976)      48,761
    (Increase) decrease in assets:
      Accounts receivable                                181,387     (108,107)
      Prepaid expenses                                    (5,226)     228,617
      Proceeds from sale of marketable securities      1,115,282      777,983
      Purchase of marketable securities               (2,410,839)  (1,290,615)
      Other assets                                      (199,840)      42,309
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses             (130,664)      (4,296)
      Amounts payable under service agreements           (46,040)    (213,598)
      Income taxes payable                               (39,339)     248,801
Net cash (used in) provided by operating activities   (1,374,924)     578,394

Cash Flows from Investing Activities
   Proceeds from sales of securities acquired in
     association with licensing activities             2,550,902      173,386
   Proceeds from maturity of investments being held
     to maturity                                         680,585    9,881,687
   Purchase of investments being held to maturity     (1,220,381) (14,874,751)
   Additions to property and equipment                   (12,879)     (16,631)
Net cash provided by (used in) investing activities    1,998,227   (4,836,309)

Cash Flows from Financing Activities
   Acquisition and retirement of common stock                  0     (238,221)
   Proceeds from exercise of stock options                 4,750            0
Net cash provided by (used in) financing activities        4,750     (238,221)
Effect of exchange rate changes on cash                  (46,827)      (7,409)
Net increase (decrease) in cash and cash equivalents     581,226   (4,503,545)
Cash and cash equivalents at the beginning of period     893,744    5,641,885
Cash and cash equivalents at the end of period        $1,474,970   $1,138,340

See accompanying notes to the condensed consolidated financial statements
Page 5








                 REFAC TECHNOLOGY DEVELOPMENT CORPORATION
           Notes to Condensed Consolidated Financial Statements

    1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of REFAC Technology Development Corporation (the "Company") at June 30, 1996 and December 31, 1995, and the results of its operations and its cash flows for the three and six month interim periods presented.

          The accounting policies followed by the Company are set forth in Note l to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

     2. The results of operations for the six months and quarter ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

             Available for sale securities are securities which do not qualify as either held to maturity or trading securities. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of applicable deferred income taxes on such unrealized gains and losses at current income tax rates. The Company's investments in securities acquired in association with licensing activities fall into this category. Such securities at June 30, 1996 consisted of 332,842 shares of Three-Five Systems, Inc. (which trades on the New York Stock Exchange under the symbol TFS), 399,000 shares of KeyCorp (which trades on the NYSE under the symbol KEY) and 30,750 shares of Patlex Corporation (which trades on the NASDAQ under the symbol
             PTLX).

Page 6

                 REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations

Results of Operations

Revenues

     Total operating revenues increased $2,637,000 for the six months ended
June 30, 1996 as compared to the corresponding period in 1995, and $1,182,000 for the second quarter of 1996 versus the same period in the prior year.
Service revenue accounted for 39% and 89% of operating revenues for the six months ended June 30, 1996 and 1995, respectively. Investment income (gains and dividends) from securities acquired in association with licensing activities accounted for 58% and 7% of operating revenues for the six months ended June 30, 1996 and 1995, respectively. The increase in investment income from securities acquired in association with licensing activities is principally due to the increase in revenues from shares sold in the current period versus the corresponding period of 1995. As deemed in the Company's interest and as future market conditions permit, the Company intends from time to time to sell part of the portfolio of such securities. The increase in sales, which totalled 3% and 4% of total revenues for the first six months of 1996 and 1995, respectively, is principally related to sales of products by Advanced Resin Technology, Inc. ("ART"). In December 1995, the Company acquired a controlling interest in ART, a manufacturer of a patented line of thermoplastic polyurethane hot melt adhesives and elastomers. At June 30, 1996, the Company owned approximately 87% of ART.


     Service revenues decreased $85,000 for the six months ended June 30, 1996 from the corresponding period in 1995, and increased $136,000 for the second quarter of 1996 versus the same period in the prior year. The decrease in the six month period resulted from a decrease of recurring revenues from established licensing relationships. The increase in the second quarter resulted from a license agreement which was completed in May. Recurring service revenues from established licensing relationships, represented 84% of service revenues for the six month ended June 30, 1996, as compared to 87% in the same period of 1995.


     Service expenses represents payments to REFAC clients under contractually stipulated terms, and hence tend to increase or decrease as a function of service revenues. Also included in service expenses are various other costs directly related to the development, maintenance, administration and enforcement of patent and licensing programs, notably legal and other external professional fees, and costs associated with patent research, upkeep and amortization. Service expenses as a percentage of service revenues increased from 22% in the six month period of 1995 to 25% in the corresponding period of the current year. The increase in this ratio is attributable to an increase in patent expenses and legal fees relating to non-recurring licensing revenue which generally bears a higher rate of service expenses than recurring licensing revenue.

                 REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                   Management's Discussion and Analysis
            of Financial Conditions and Results of Operations
                              (Continued)

      Selling, general, and administrative expenses increased $120,000 for the six-month period of 1996 versus the comparable period of 1995. This increase is principally due to the recent acquisition of an 87% interest in ART. The selling, general and administrative expenses of ART totalled approximately $178,000 for the first six months of 1996.

     For the six months ended June 30, 1996 the Company had losses on its marketable securities of $139,000 consisting of realized gains of $9,000 and unrealized losses of $148,000 as compared to realized gains of $5,000 and unrealized gains of $158,000 for the corresponding period of 1995. The loss in 1996 was principally attributable to the adverse impact that rising interest rates had on the value of the Company's investment in preferred stocks and governmental agency bonds.

     Dividend and interest income decreased by $75,000 for the six months ended June 30, 1996 from the corresponding period in 1995, primarily as a result of fluctuations in interest rates. Dividend and interest income consist of investment income from the Company's portfolio of marketable securities.

     The Company's income from licensing and technology transfer operations has not in the past been materially affected by inflation. Likewise, while currency fluctuations can influence service revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

Liquidity and Capital Resources

     The Company's liquidity position at June 30, 1996, included cash and cash equivalents of approximately $1,475,000 and publicly-traded securities and U.S. Treasury Bills and Notes having a market value of approximately $13,995,000.
In addition, the Company's long-term investment portfolio had a market value of approximately $20,031,000 at June 30, 1996.

      On June 30, 1996, the Company had no long-term debt. Other than the commitment under the lease for its principal office, the Company has no significant commitments. The Company believes its liquidity position is more than adequate to meet all current and projected financial needs.








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



                              REFAC Technology Development Corporation



August 12, 1996               /s/Eugene M. Lang
                              E. M. Lang, Chairman and Chief
                              Executive Officer




August 12, 1996               /s/Robert Rescigno
                              Robert Rescigno, Controller and Principal
                              Accounting and Financial Officer

                         EXHIBIT INDEX



Exhibit                                                      Page
  No.                                                        No.




  28 Note 1 to the Company's Consolidated financial statements contained in the Company's Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1995 is incorporated herein by reference.