Form 10-Q
period 1996-09-30
REFAC TECHNOLOGY DEVELOPMENT CORP
filed 1996-11-12
CIK 82788

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarter Ended September 30, 1996

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


     The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of November 1, 1996 was 5,301,887.

                 REFAC TECHNOLOGY DEVELOPMENT CORPORATION


                                   INDEX


                                                       Page

Part I.  Financial Information



Condensed Consolidated Balance Sheets
 September 30, 1996 and December 31, 1995              3


Condensed Consolidated Statements of Operations
 Nine and Three Months Ended September 30, 1996
 and 1995 (unaudited)                                  4


Condensed Consolidated Statements of Cash Flows
 Nine Months Ended September 30, 1996 and 1995
 (unaudited)                                           5

Notes to Condensed Consolidated Financial
 Statements                                          6-7


Management's Discussion and Analysis of Financial
 Conditions and Results of Operations                8-9


Part II.  Other Information                           10


Page 2























REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       SEPT. 30       DEC. 31
ASSETS                                                  1996           1995
Current Assets                                       (UNAUDITED)        *
   Cash and cash equivalents                          $1,528,124     $893,744
   Marketable securities                               7,642,789    5,276,302
   Investments being held to maturity                  6,276,879    5,245,365
   Accounts receivable                                   979,799    1,290,704
   Prepaid expenses                                       22,219       14,272
   Total current assets                               16,449,810   12,720,387

Property and equipment, net                              146,545      151,165
Securities acquired in association with licensing
 activities                                           22,159,729   21,551,772
Investments being held to maturity                       908,294    1,766,993
Other assets                                           1,436,458    1,162,114
                                                     $41,100,836  $37,352,431
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                       45,520      232,924
   Accrued expenses                                      493,373      397,907
   Amounts payable under service agreements              215,392      356,110
   Income taxes payable                                  440,570      464,889
   Total current liabilities                           1,194,855    1,451,830

Deferred income taxes                                  6,949,765    6,816,020
Minority interest                                         24,902            0
Stockholders' Equity
   Common stock, $.10 par value                          530,189      529,989
   Additional paid in capital                          8,875,274    8,870,724
   Retained earnings                                  10,152,664    6,700,644
   Unrealized gain on securities acquired in
    association with licensing activites, net
    of taxes                                          13,167,525   12,713,389
   Cumulative translation adjustment                     205,662      269,835
   Total stockholders' equity                         32,931,314   29,084,581
                                                     $41,100,836  $37,352,431



*Derived from audited financial statements
See accompanying notes to the condensed consolidated financial statements
Page 3












REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                    Nine months ended       Three months ended
                                                      September 30,               September 30,
                                                    1996         1995         1996        1995
Revenues                                         $2,656,134   $3,097,538   $763,068  $1,119,101
   Service revenues
   Gains on securities acquired in
    associaiton with licensing activities         3,085,925      152,968    588,215           0
   Dividends from securities acquired in
    association with licensing activities           454,860            0    151,620           0
   Sales                                            218,385      119,997     57,720      33,743
Total revenues                                    6,415,304    3,370,503  1,560,623   1,152,844

Costs and Expenses
   Service expenses                                 582,906      654,259    115,310     214,187
   Selling, general and administrative expenses   1,335,919    1,114,843    421,563     320,446
   Cost of good sold                                157,497       83,337     43,405      19,408
Total operating expenses                          2,076,322    1,852,439    580,278     554,041
Operating income                                  4,338,982    1,518,064    980,345     598,803

Other Income and Expenses
   Gain on marketable securities transactions        10,073       27,707        793      22,464
   Net change in unrealized (losses) gains on
    marketable securities                          (142,236)     150,211      5,794      (8,016)
   Dividend and interest income                     779,501      779,874    293,489     218,959
   Gains (losses) from foreign currency transactions  2,152         (715)     1,484         508
      Income before provision for taxes on income
       and minority interest                      4,988,472    2,475,141  1,281,905     832,718
   Provision for taxes on income                  1,556,397      887,303    398,702     345,609
      Income before minority interest
   Minority interest                                 19,945            0      7,147           0
Net Income                                        3,452,020    1,587,838    890,350     487,109

Earnings per common share
   Net income                                         $0.65        $0.30      $0.17       $0.09

Weighted average number of shares outstanding     5,301,887    5,314,771  5,301,887   5,296,853



See accompanying notes to the condensed consolidated financial statements
Page 4









REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                               Nine months ended September 30,
                                                         1996        1995
Cash Flows from Operating Activities
Net income                                            $3,452,020   $1,587,838
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities
    Depreciation and amortization                         66,021       60,093
    Amortization of discount on U.S. Treasury Bills      (29,619)    (205,640)
    Net gain on sale of securities acquired in
     association with licensing activities            (3,085,925)           0
    net gain on sales of securities                      (10,073)     (27,707)
    Net change in unrealized loss (gain) on
     marketable securities                               142,236     (150,211)
    Deferred income taxes                                (13,965)      79,202
    (Increase) decrease in assets:
      Accounts receivable                                310,905     (172,535)
      Prepaid expenses                                    (7,947)     228,617
      Proceeds from sale of marketable securities      1,333,790      876,438
      Purchase of marketable securities               (3,825,683)  (2,125,398)
      Other assets                                      (274,344)    (213,788)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses              (91,938)      59,233
      Amounts payable under service agreements          (140,718)    (210,727)
      Income taxes payable                               (24,319)     231,148
Net cash (used in) provided by operating activities   (2,199,559)      16,563

Cash Flows from Investing Activities
   Proceeds from sales of securities acquired in
     association with licensing activities             3,165,734      173,386
   Proceeds from maturity of investments being held
     to maturity                                       2,310,585   10,503,385
   Purchase of investments being held to maturity     (2,448,457) (15,331,378)
   Additions to patents and trademarks                   (44,898)     (44,208)
   Additions to property and equipment                   (89,602)     (17,751)
Net cash provided by (used in) investing activities    2,893,362   (4,716,566)

Cash Flows from Financing Activities
   Acquisition and retirement of common stock                  0     (287,808)
   Proceeds from exercise of stock options                 4,750            0
Net cash provided by (used in) financing activities        4,750     (287,808)
Effect of exchange rate changes on cash                  (64,173)     (13,514)
Net (decrease) increase in cash and cash equivalents     634,380   (5,001,325)
Cash and cash equivalents at the beginning of period     893,744    5,641,885
Cash and cash equivalents at the end of period        $1,528,124     $640,560

See accompanying notes to the condensed consolidated financial statements
Page 5








                 REFAC TECHNOLOGY DEVELOPMENT CORPORATION
           Notes to Condensed Consolidated Financial Statements

    1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of REFAC Technology Development Corporation (the "Company") at September 30, 1996 and December 31, 1995, and the results of its operations and its cash flows for the nine and three month interim periods presented.

     The accounting policies followed by the Company are set forth in Note l to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

     2. The results of operations for the nine months and the quarter ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     3. In the ordinary course of its patent licensing and enforcement activities, the Company becomes engaged in the prosecution of infringement actions against various companies. Such actions are initiated only after the Company satisfies itself that (a) the claims of the patent have substantial merit and (b) there are specific grounds for asserting infringement. Such litigation often induces various defenses including, among others, challenging the validity of the patents and seeking reimbursement from the Company of the legal costs of defense. Such reactions are conventional aspects of the conduct of the Company's patent licensing and enforcement activities. the Company from time to time has been the target of several such actions. At September 30, 1996 and December 31, 1995 there were no such claims pending against the Company.

     4. In accordance with SFAS No. 115, the Company categorizes and accounts for its investment holdings as follows:

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

             Available for sale securities are securities which do not qualify as either held to maturity or trading securities. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of applicable deferred income taxes on such unrealized gains and losses at current income tax rates. The Company's investments in securities acquired in association with licensing activities fall into this category. Such securities at September 30, 1996 consisted of 332,842 shares of Three-Five Systems, Inc. (which trades on the New York Stock Exchange under the symbol TFS), 399,000 shares of KeyCorp
             (which trades on the NYSE under the symbol KEY) and 16,100 shares of DBT Online (which trades on the NASDAQ under the symbol
             DBTO, previously Patlex Corporation traded on the NASDAQ under the symbol PTLX).

                 REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                   Management's Discussion and Analysis
             of Financial Conditions and Results of Operations

Revenues

     Total operating revenues increased $3,045,000 for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, and by $408,000 for the third quarter of 1996 versus the same period in the prior year. Service revenue accounted for 41% and 92% of operating revenues for the nine months ended September 30, 1996 and 1995, respectively. Gains and dividends from securities acquired in association with licensing activities accounted for 55% and 5% of operating revenues for the nine months ended September 30, 1996 and 1995, respectively. The increase in income associated with securities acquired in association with licensing activities is principally due to the increase in revenues from shares sold in the current period versus the corresponding period of 1995. As deemed in the Company's interest and as future market conditions permit, the Company intends from time to time to sell part of the portfolio of such securities. the increase in sales, which totalled 4% and 3% of total revenues for the first nine months of 1996 and 1995, respectively, is principally related to sales of products by Advanced Resin Technology, Inc. ("ART"). In December 1995, the Company acquired a controlling interest in ART, a manufacturer of a patented line of thermoplastic polyurethane hot melt adhesives and elastomers. At September 30, 1996, the Company owned approximately 87% of ART.

     Service revenues decreased by $441,000 for the nine months ended September 30, 1996 from the corresponding period in 1995, and decrease $356,000 for the third quarter of 1996 versus the same period in the prior year. In both cases, the changes resulted from a decrease of recurring revenues from established licensing relationships due mainly to the impact of the higher U.S. dollar on foreign service revenues and a decrease of non-recurring revenues which are recognized upon the completion of new, single-payment license agreements. Recurring service revenues from established licensing relationships, represented 88% of service revenues for the nine months ended September 30, 1996, as compared to 81% in the same period of 1995.

     Service expenses represents payments to REFAC clients under contractually stipulated terms, and hence tend to increase or decrease as a function of service revenues. Also included in service expenses are various other costs directly related to the development, maintenance, administration and enforcement of patent and licensing programs, notably legal and other external professional fees, and costs associated with patent research, upkeep and amortization. Service expenses as a percentage of service revenues increased from 21% in the nine month period of 1995 to 22% in the corresponding period of the current year. The increase in this ratio is attributable to an increase in patent expenses and legal fees relating to recurring licensing revenue.




                REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                  Management's Discussion and Analysis
            of Financial Conditions and Results of Operations
                               (Continued)

     Selling, general and administrative expenses increased by $221,000 for the nine month period of 1996 versus the comparable period of 1995. This increase is due to the acquisition of an 87% interest in ART which had approximately $264,000 in selling, general and administrative expenses for the first nine months of 1996.

     For the nine months ended September 30, 1996 the Company had losses on its marketable securities of $132,000 consisting of realized gains of $10,000 and unrealized losses of $142,000 as compared to realized gains of $28,000 and unrealized gains of $150,000 for the corresponding period of 1995. The loss in 1996 was principally attributable to the adverse impact that rising interest rates had on the value of the Company's investment in preferred stocks and governmental aqgency bonds.

     Dividend and interest income consist of investment income from the Company's portfolio of marketable securities, and was relatively stable as compared to the prior period.

     The Company's licensing and technology transfer operations has not in the past been materially affected by inflation. Likewise, while currency flucuations can influence service revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

Liquidity and Capital Resources

     The Company's liquidity position at September 30, 1996, included cash and cash equivalents of approximately $1,528,000 and publicly-traded securities and U.S. Treasury Bills and Notes having a market value of over $14,828,000. In addition, the Company's long-term investment portfolio had a market value of over $22,160,000 at September 30, 1996.

      On September 30, 1996, the Company had no non-current debt. Other than the commitment under the headquarters premises lease, the Company has no significant commitments. The Company believes its liquidity position is more than adequate to meet all current and projected financial needs.








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



                              REFAC Technology Development Corporation



November 11, 1996             /s/Eugene M. Lang
                              E. M. Lang, Chairman and Chief
                              Executive Officer




November 11, 1996             /s/Robert Rescigno
                              Robert Rescigno, Controller and Principal
                              Accounting and Financial Officer

                         EXHIBIT INDEX



Exhibit                                                      Page
  No.                                                        No.




  28 Note 1 to the Company's Consolidated financial statements contained in the Company's Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1995 is incorporated herein by reference.