Form 10-K405
period 1996-12-31
REFAC TECHNOLOGY DEVELOPMENT CORP
filed 1997-04-14
CIK 82788

SECURITIES AND EXCHANGE COMMISSION
                         	Washington, D.C. 20549

                               	FORM 10-K

         	 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
	             SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

              	For the Fiscal Year Ended December 31, 1996

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

	The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1997 was $22,145,116.

	The number of shares outstanding of the registrant's Common Stock, par value
$.10 per share, as of March 14, 1997 was 3,626,887.



                  		DOCUMENTS INCORPORATED BY REFERENCE
PART I		   Item 1 } Annual Report to Stockholders of REFAC
PART II		  Item 5 } Technology Development Corporation for
			        Item 6 } the year ended December 31, 1996 except
			        Item 7 } for the inside back cover and Pages 1
			        Item 8 } through 9 thereof.

PART III	 	Item 10} Definitive Proxy Statement of REFAC
			        Item 11} Technology Development Corporation in
			        Item 12} connection with the Annual Meeting of
			        Item 13} Stockholders to be held in May 1997.


PART I

Item 1. Business

Licensing Operations

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

	From its Clients, the Company acquires the exclusive right to license others
("Licensees") to manufacture, use and/or sell, throughout the world or in specific markets, specific Client products and processes under their respective patents and/or in accordance with related technical know-how.  In association with these licenses, the Company usually has the added right to provide for the use of Client trademarks.  A typical Client is an individual or a small manufacturer for whom licensing offers important opportunities for accelerated product development, broadened commercialization in foreign markets and income
In addition, the Company can provide large corporations with a facility for exploiting idle patents, unused or abandoned products and technological developments.

	The Company endeavors to be selective in the products for which it undertakes licensing responsibilities.  In the United States and abroad, it attempts to locate industrial technologies having distinctively advantageous features that are protected by patents and confidential know-how.  However, most of the
Company's licensing opportunities are prompted by references and by the
Company's professional reputation.  All such opportunities are evaluated on the basis of their proprietary features, innovative merit, technological significance, competitive conditions and earning potential.  Licensing and technology transfer strategies are studied with due consideration of Client objectives.  The actual licensing process usually starts with the identification and qualification of suitable license prospects.  Information packages and license proposals are prepared subject to Client approval.  When suitable prospective licensees are identified, negotiations proceed with a view to creating income-producing agreements.  Agreements may provide for single lump sum payments or, as is generally preferred, ongoing royalty payments based on sales of licensed products over an extended period of years.

	There is usually a substantial interval between the time license rights are acquired and the actual realization of license revenue.  The interval is seldom less than two years, often longer.  Not infrequently, licensing efforts prove unsuccessful.  A licensing program may result in a succession of many non-
exclusive agreements or a limited number of exclusive agreements covering defined areas of technology, fields of product application and marketing territories.  After agreements are made, the Company, in its role as licensor, continuously administers and services them, often with the Client's cooperation.
The terms and conditions of these license and related agreements may vary depending upon whether they principally cover patent rights, trademarks, developments and improvements, exclusivity, trade secrets and/or copyrights.
They occasionally involve sales and marketing relationships of importance to the
Client.  From time to time, licenses may be granted to parties or results in the creation of new companies in which the Company and Client may acquire or have the option to acquire equity or joint venture interests.

	In determining its interest in the products or patents of a prospective Client, the Company may find indications of infringements by one or more third parties.
Indeed, a prospective Client may alert the Company that its patents are probably being infringed by various manufacturers or users.  In such event, before accepting a licensing responsibility, the Company intensively investigates relevant issues of patent validity and indicated infringement details.  If the
Company concludes that there is substantial merit in the Client's patent position, that there is strong basis for concluding that infringement exists, and that there is substantial economic value involved, serious efforts are then made to license the patents to the putatively infringing parties.  Often these efforts are successful.  If not, the Company may consider it appropriate, with the Client as co-plantiff, to initiate infringement litigation.  Such litigation can be costly and lengthy with an uncertain outcome.

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

	Except for its contract with Patlex Corporation ("Patlex") which accounted for
55% of 1996 service revenues, the Company does not believe that the loss or termination of any individual contract would have a materially adverse effect on its business.  The Company has had a running dispute with Patlex over
deductibility of certain expenses under the agreement.   In October, 1994, the
Company commenced suit against Patlex in United States District Court for the
Eastern District of Pennsylvania to collect the underpayment.  in May 1996, judgment in the amount of $163,861 plus 6% interest was entered in favor of the
Company, which judgment Patlex has appealed.  Since the commencement of this litigation, Patlex has duly complied with the undisputed reporting and payment obligations under the contract and the Company has no reason to believe that Patlex will not continue to do so.

	With respect to any patents or group of related patents that are now the subject of one or more income-producing licenses, the Company does not believe that there is any currently foreseeable circumstance under which the Company would lose its rights to grant licenses.

	Information concerning entities that comprise more than 10% of service revenues for the three years ended December 31, 1996 is set forth in Note 7 of the Notes to the Company's Consolidated Financial Statements on Page 11 of its Annual
Report to Stockholders for the year ended December 31, 1996.  Said Page 11 is incorporated herein by reference.

Hot Melt Adhesives

	Acquisition and Investment

	In December, 1995, the Company acquired control of Advanced Resin Technology,
Inc. ("Advanced Resin"') which was operating as its nonexclusive licensee under the LAMBDA patents (see "Business - Patents and Trademarks", Page 5).  At the
time of the acquisition, Advanced Resin was insolvent and the Company has provided a capital infusion through a $1,000,000 investment in debt and equity.
Advanced Resin is still in the early stages of its corporate development with insignificant sales and the Company anticipates that it will have to make available additional financing of up to $500,000 in 1997.

	Products - Advanced Resin markets a line of thermoplastic polyurethane hot melt adhesives.  Its materials do not contain volatile or toxic chemicals, are manufactured without high pressure or explosive methods or materials, are applied without solvents or other environmentally harmful agents and are fully recyclable.  Due to their excellent adhesion to many substrates, low viscosity at melt, and high heat stability, Advanced Resin products are excellent candidates for hot-melt applications.  Low viscosity makes Advanced Resin's adhesives easy to apply without solvent dilution. Advanced Resin's products also enjoy very high tear strength, excellent chemical and abrasion resistance, outstanding memory and extremely low shrinkage.  They are sold under a variety of trademarks, Bondstar  (special-purpose hot-melt adhesives suitable for applications such as solvent-free textile lamination), SnapTakTM contact hot melt adhesive (furniture, marine and automotive applications), LabeLokTM
(hot-melt adhesive for labeling bottles and cans) and MemoriflexTM (general-
purpose industrial elastomers).

	Supply and Facilities - In February, 1996, Advanced Resin entered into a long-
term supply agreement with Key Polymer Corporation ("Key"), a well-respected manufacturer of industrial adhesives and, in March, it relocated its executive and sales offices to adjoin Key Polymer's manufacturing facilities in Lawrence,
Massachusetts.  Key has purchased the necessary manufacturing equipment and has successfully produced Advanced Resin's materials.

	Raw Materials - The raw materials necessary to manufacture Advanced Resin's products have been readily available from well known chemical companies and
Advanced Resin does not anticipate any difficulty in filling its raw material requirements in the foreseeable future.

	Patents - Advanced Resin is operating under a royalty bearing, nonexclusive license from the Company.  In order to enable it to establish its products, the
Company has agreed not to license any competitor in the United States for a period of five (5) years.  The Company does intend to seek licensees in other territories and for noncompetitive products.  For information regarding the patents covering the Advanced Resin products, see "Business - Patents and
Trademarks", below.

	Competition - The adhesive business is highly competitive.  The Company faces keen competition from well established manufacturers of water based, moisture cure and solvent based adhesives that are much larger than Advanced Resin and have considerably more resources.

Government Regulations

	Federal, state and local environmental control laws have had no material effect on capital expenditures, earnings or the competitive position of the Company.

Patents and Trademarks

	As of December 31, 1996, the Company held the following interests in patents and trademarks:

	LAMBDA Related Patents - In June, 1993, the Company purchased from Genesco,
Inc., the patents, trademark and related know-how covering the manufacture and composition of LAMBDA TM urethane polymer and epoxy materials.  The two (2)
issued U.S. patents acquired from Genesco expire on February 22, 2005 and June
7, 2008. Two (2) additional United States patents have been issued which expire on May 14, 2013 and December 3, 2013 and two (2) applications are pending.
Various foreign patents and applications are issued or pending.

	The Company has also applied for a United States patent covering a hot- melt polyurethane adhesive composition that is suitable for high-volume operations like labeling and exposure to pasteurization, hot-filling, and/or cold storage.

	Conveyor Patents - Eight (8) U.S. patents covering conveyors and conveyor buckets that expire at various times from February 15, 2000 to April 21, 2009 and the registered U.S. trademarks, Econ-O-Lift, Maxecon and Swing Link.
Various foreign patents and/or applications for patents or trademarks are issued or pending.

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

	Except for the LAMBDA Related Patents, the Company does not believe that the loss or termination of any of the above patents or trademarks would have a materially adverse effect on its business.  As of December 31, 1996, the
Company's unamortized investment in the LAMBDA patents aggregated $270,537 and the Company owns a controlling interest in Advanced Resin, a licensee under the
LAMBDA Patents.  The Company has invested $1,000,000 in equity and debt in
Advanced Resin and anticipates that additional funding of up to $500,000 will be required in 1997.

Competition

	Licensing - Although no statistical data is available, the Company believes that it is one of the leading independent companies in the international licensing and technology transfer field.  The Company believes its experience in identifying and licensing new technologies enhances its competitive position in the international licensing and technology transfer segment.

	Adhesives - Advanced Resin markets a unique line of thermoplastic polyurethane hot melt adhesives and faces keen competition from established manufacturers of water based, moisture cure and solvent based adhesives that are much larger and have considerably more resources than Advanced Resin.  Advanced Resin has an insignificant share of the market in which its adhesives compete.

Employees

	As of December 31, 1996, the Company had 17 employees including four (4) at
Advanced Resin.  The Company considers its relations with its employees to be excellent.

Financial Information About Foreign and Domestic Operations and Product Sales

	The Company's business is principally conducted in the United States. Information concerning the aggregate of the Company's foreign source revenues from domestic operations for the three years ended December 31, 1996 is set forth in Note 7 of the Notes to the Company's Consolidated Financial Statements on Page 19 of its Annual Report to Stockholders for the year ended December 31, 1996. Said Page 19 is incorporated herein by reference. The Company is subject to the usual risks of doing business abroad, particularly currency flucuations and foreign exchange controls.

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

	Advanced Resin, the Company's 87% owned subsidiary leases offices and laboratory facilities consisting of approximately 2,010 square feet in Lawrence, Massachusetts under a lease which expires in the year 2001.

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

	Suit by Former Officer - At December 31, 1996, the only claim pending against the Company was a litigation commenced in United States District Court for the
Eastern District of New Jersey by the executrix of the estate of a former officer of the Company for compensation allegedly due under an employment arrangement.  On January 14, 1997, the Court granted plaintiff's counsel's motion to withdraw as counsel and gave plaintiff thirty (30) days to retain substitute counsel.  The Company believes that the claim is without any merit.
Due to the dispute between plaintiff and her counsel, the Company has not yet filed an answer to the complaint.

	Patlex - The Company has a contract with Patlex which, in 1996, accounted for
55% of service revenues under which the Company and Patlex have had a running dispute over deductibility of certain expenses under the agreement.  In October,
1994, the Company commenced suit against Patlex in United States District Court for the Eastern District of Pennsylvania to collect the underpayment and, on
February 28, 1996, a jury awarded the Company damages in the sum of $163,860, which judgment Patlex has appealed.  Since the commencement of this litigation,
Patlex has duly complied with the undisputed reporting and payment obligations under the contract and the Company has no reason to believe that Patlex will not continue to do so.

	Storer Patent - On September 1, 1996, Dr. James A. Storer granted to the Company the exclusive right to establish through license or other suitable arrangements with third parties the manufacture, lease, sale and/or use of products under United States Patent No. 4,876,541 entitled "System for Dynamically Compressing and Decompressing Electronic Data" (the "Storer Patent"). On March 21, 1996, the Company filed a patent infringement suit against Hayes Microcomputer Products, Inc. ("Hayes") and Zoom Telephonics, Inc. ("Zoom") in the United States District Court for the Eastern District of Massachusetts. The Company and Dr. Storer allege that defendants' data modems which employ the V.42 bis standards infringe the Storer Patent. On February
11, 1997, oral argument was heard on defendants motion for summary judgement that V.42 bis modems do not infringe the Storer Patent. The Company expects this to be a significant and protracted litigation and, while the Company believes that it has meritorious patent infringement claims against Hayes and Zoom, patent litigation is expensive with the outcome uncertain.

Item 4.  Submission of Matters to a Vote of Security Holders

	No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

							PART II

Item 5.  Market for the Company's Common Stock and Related Security Holder
Matters

	The information required by this item is included on the inside cover of the
Company's Annual Report to Stockholders for the year ended December 31, 1996, which is hereby incorporated by reference.

Item 6.  Selected Financial Data

	The information required by this item is included on the inside cover of the
Company's Annual Report to Stockholders for the year ended December 31, 1996, which is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	The information required by this item is included on Pages 10 and 11 of the
Company's Annual Report to Stockholders for the year ended December 31, 1996, which pages are hereby incorporated by reference.

Item 8.  Financial Statements

	The information required by this item is included on Pages 12 through 19 of the Company's Annual Report to Stockholders for the year ended December 31,
1996, which pages are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	None.
                             	PART III

Item 10. Directors and Executive Officers of the Company

	The information required by this item with respect to Directors is included in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held in May, 1997 and is hereby incorporated herein by reference.  Information concerning the Executive Officers of the Company is presented below.

                	EXECUTIVE OFFICERS OF THE COMPANY

                              					  Served in Such
					                              Position or Office
     Name         	      Age       Continually Since	             Position (1)
Eugene M. Lang	  	        78	        1952	              Chairman (2)

Robert L. Tuchman  		     54	        1991	              President, Chief
                                                        Executive Officer and
						        			                                       General Counsel (3)

Kim Howe	    	  		        71	        1976	              Vice President in charge
                                                        of the Company's
                                                        operations in Great
                                                        Britain

Robert Rescigno		         31	        1994	              Secretary and
                                                        Treasurer (4)
__________

NOTES:

	(1) Each executive officer's term of office is until the next organizational meeting of the Board of Directors of the Company (traditionally held immediately after the Annual Meeting of Stockholders of the Company) and until the election and qualification of his successor.  However, the Company's Board of Directors has the discretion to replace officers at any time.

(2)	Mr. Lang, who has served as the Company's Chief Executive Officer since its inception, resigned such position on January 6, 1997 pursuant to the terms of a
Retirement Agreement.  He continues as Chairman until June 30, 1997.
Thereafter, he has agreed to remain as a consultant to management for a three
(3) year period and a member of the Company's Board of Directors.

(3)	On January 6, 1997, Mr. Tuchman succeeded Mr. Lang as the Chief Executive
Officer of the Company. Mr. Tuchman served as the Company's President and Chief Operating Officer of the Company since August, 1991, Treasurer since May, 1994 and General Counsel since November, 1995.

(4)	Mr. Rescigno joined the Company in April, 1994 as Secretary and Controller.
He previously served as an audit senior with Grant Thornton LLP, the Company's independent public accountants.  He was a senior accountant for Theiss and
Theiss, certified public accountants, from January, 1989 to December, 1993, where he was responsible for the firm's quality review.

Item 11.  Executive Compensation

	The information required by this item is included on Pages 9 and 10 in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held in May, 1997 and is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

	The information required by this item is included on Pages 2 through 4 in the
Company's definitive Proxy Statement in connection with the Annual Meeting of
Stockholders to be held in May, 1997 and is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

	The information required by this item is included on Pages 13 and 14 in the
Company's definitive Proxy Statement in connection with the Annual Meeting of
Stockholders to be held in May, 1997 and is hereby incorporated herein by reference.

                              	PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)(1) Financial Statements

	See index to financial statements on the inside cover of the Company's Annual
Report to Stockholders for the year ended December 31, 1996, which is hereby incorporated by reference.

(a)(2)  Schedules

	See index to financial statements on the inside cover of the Company's Annual
Report to Stockholders for the year ended December 31, 1996, which is hereby incorporated by reference.

(a)(3)  Exhibits

	See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.

(b)  Reports on Form 8-K.

	Filed on December 20, 1996 relating to Stock Repurchase Agreement and Retirement Agreement with Eugene M. Lang.


                               	Signatures

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange
Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              						REFAC Technology Development Corporation


Date: April 14, 1997
                              						Robert L. Tuchman, President and Chief
						                               Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

April 14, 1997
                              						Robert L. Tuchman, President, Chief
                                     Executive Officer, General Counsel and
                                     Director

April 14, 1997
                              						Eugene M. Lang, Chairman and Director



April 14, 1997
                              						Robert Rescigno, Secretary and Treasurer

April 14, 1997
                              						Neil R. Austrian, Director

April 14, 1997
                              						Robin L. Farkas, Director

April 14, 1997
                              						Mark N. Kaplan, Director

April 14, 1997
                              						Herbert W. Leonard, Director

April 14, 1997
                              						Ira T. Wender, Director


                         	EXHIBIT INDEX

                  									Exhibit
 No.                               				                               Page No.


  3.		Articles of Incorporation and By-laws of the Company as currently in effect.  The exhibits required by this item are included in the Company's
      Annual Report on Form 10-K for the year ended December 31, 1987 and in the
      Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
      1988, SEC file number 0-7704, and are hereby incorporated by reference.

 10.		Employment Agreement Amended and Restated dated December 13, 1996 between the Company and Robert L. Tuchman.

 13.		Annual Report to Security Holders of the Company for the year ended
      December 31, 1996.

 21.		Subsidiaries of the Registrant.



                              EXHIBIT 10


                              EXHIBIT 13


                              EXHIBIT 21






                                               EXHIBIT 21


                  SUBSIDIARIES OF THE REGISTRANT


                                    					    Jurisdiction
	             Name (l) (2)            		  	of Incorporation

		REFAC Services Corporation		                New York
		REFAC International, Ltd.		                 Nevada
			REFAC Financial Corporation		              Delaware
		Advanced Resin Technology, Inc. (3)		       New Hampshire
		REFAC International, S.A.		                 Switzerland
		REFAC International (U.K.) Ltd.		           England



	(1)	The Consolidated Financial Statements, included herein, include the accounts of the Registrant and all of the above subsidiaries.

	(2)	Subsidiaries of subsidiaries are indented.

	(3)	The Company owns approximately 87% of the outstanding capital stock of
     Advanced Resin Technology, Inc.



        	REFAC TECHNOLOGY DEVELOPMENT CORPORATION AND SUBSIDIARIES

                       	FINANCIAL STATEMENTS 	OF
	                    ANNUAL REPORT ON FORM 10-K TO
	              THE SECURITIES AND EXCHANGE COMMISSION

                     	YEAR ENDED DECEMBER 31, 1996


                     	INDEX TO FINANCIAL STATEMENTS


1.	Financial Statements

	The Consolidated Financial Statements to be included in Part II, Item 8 are incorporated by reference to the Annual Report to Stockholders of REFAC
Technology Development Corporation for the year ended December 31, 1996, copies of which accompany this report.

	All schedules required by Item 14(a) (2) have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or accompanying notes.