Form 10-Q
period 1997-03-31
REFAC TECHNOLOGY DEVELOPMENT CORP
filed 1997-05-13
CIK 82788

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                            FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarter Ended March 31, 1997

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


     The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of May 1, 1997 was 3,629,387.


Page 1

              REFAC TECHNOLOGY DEVELOPMENT CORPORATION


                              INDEX


                                                       Page

Part I.  Financial Information



Condensed Consolidated Balance Sheets
 March 31, 1997 (unaudited) and December 31, 1996           3


Condensed Consolidated Statements of Operations
 Three Months Ended March 31, 1997 and 1996
 (unaudited)                                                4


Condensed Consolidated Statements of Cash Flows
 Three Months Ended March 31, 1997 and 1996
 (unaudited)                                                5

Notes to Condensed Consolidated Financial
 Statements                                                 6


Management's Discussion and Analysis of Financial
 Conditions and Results of Operations                     7-8


Part II.  Other Information                                 8

Page 2


REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  MAR. 31        DEC.31
ASSETS                                             1997           1996
Current Assets                                  (UNAUDITED)         *
  Cash and cash equivalents                     $1,131,895     $15,412,077
  Marketable securities                                  0       2,298,298
  Royalties receivable                           1,005,570         785,204
  Accounts receivable, net                          73,021          78,156
  Prepaid expenses                                  82,365          70,369
  Total current assets                           2,292,851      18,644,104

Property and equipment, net                        164,151         159,403
Securities acquired in association with
 licensing activities                           21,497,413      22,891,653
Other assets                                     1,492,465       1,974,418
                                               $25,446,880     $43,669,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                $123,794        $125,578
  Accrued expenses                                 326,240         435,959
  Amounts payable under license agreements         205,430         268,235
  Dividends payable                                      0       2,700,943
  Income taxes payable                             178,474         131,988
  Total current liabilities                        833,938       3,662,703

Deferred income taxes                            6,684,125       7,125,217
Other liabilities-deferred compensation            445,058         445,058
Minority interest                                    5,417          17,301
Stockholders' Equity
  Common stock, $.10 par value                     540,440         540,189
  Additional paid-in-capital                     9,259,128       9,251,182
  Retained earnings                              9,538,976       8,699,265
  Unrealized gain on securities acquired in
   association with licensing activities,
   net of taxes                                 12,819,963      13,735,650
  Cumulative translation adjustment                194,697         193,013
  Treasury stock, at cost                      (14,874,862)              0
                                               $25,446,880     $43,669,578

*Derived from audited financial statements
See accompanying notes to the condensed consolidated financial statements
Page 3





REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                   Three months ended Mar. 31
                                                        1997         1996
Revenues
  Service revenues                                   $873,225      $759,088
  Gains on securities acquired in association
   with licensing activities                          724,573     1,599,358
  Dividends from securities acquired in association
   with licensing activities                          157,080       151,620
  Sales                                                44,140       119,852
Total revenues                                      1,799,018     2,629,918

Cost and Expenses
  Service expenses                                    185,872       168,008
  Selling, general and administrative expenses        540,052       445,648
  Cost of goods sold                                   38,195        65,160
Total operating expenses                              764,119       678,816
Operating income                                    1,034,899     1,951,102

Other income and expenses
  Gain on marketable securities transactions           19,264         7,913
  Net change in unrealized (losses) gains on
   marketable securities                                    0      (110,349)
  Dividend and interest income                         99,288       199,250
  Gains (losses) from foreign currency transactions    10,638           149
    Income before provision for taxes on income and
     minority interest                              1,164,089     2,048,065
  Provision for taxes on income                       336,262       630,153
    Income before minority interest                   827,827     1,417,912
  Minority interest in subsidiary loss                 11,884         5,326
Net income                                           $839,711    $1,423,238

Earnings per common share                               $0.22         $0.27

Weighted average number of shares outstanding       3,745,220     5,301,887

See accompanying notes to the condensed consolidated financial statements
Page 4



REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                   Three months ended Mar. 31
                                                           1997        1996
Cash Flows from Operating Activities
  Net income                                            $839,711   $1,423,238
  Adjustment to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                         29,403       25,774
    Accretion of premium on U.S. Treasury Bills                0          375
    Net gain on sale of securities                      (724,520)  (1,607,271)
    Net change in unrealized loss (gain) on
     marketable securities                               (26,379)     110,349
    Deferred income taxes                                 33,603      (73,607)
    (Increase) decrease in assets:
      Royalties receivable                              (220,366)     149,729
      Accounts receivable                                  5,135        6,094
      Prepaid expenses                                   (11,996)     (54,166)
      Proceeds from sales of marketable securities     2,324,677      470,485
      Purchase of marketable securities                        0     (853,428)
      Other assets                                       474,659     (105,762)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses             (123,387)    (225,109)
      Amounts payable under service agreements           (62,805)      (4,359)
      Income taxes payable                                46,486      713,422
Net cash provided by (used in) operating activities    2,584,221      (24,236)

Cash Flows from Investing Activities
  Proceeds from sales of securities acquired in
   association with licensing activities                 731,356    1,637,899
  Proceeds from maturity of investments being held to
   maturity                                                    0      230,585
  Purchase of investments being held to maturity               0   (1,199,594)
  Additions to property and equipment                    (26,857)     (21,332)
Net cash provided by investing activities                704,499      647,558

Cash Flows from Financing Activities
  Proceeds from exercise of stock options                  5,219        4,750
  Proceeds from short-term borrowings                    815,828            0
  Repayment of short-term borrowings                    (815,828)           0
  Dividends paid                                      (2,700,943)           0
  Acquisition of treasury stock                      (14,874,862)           0
Net cash (used in) provided by financing activities  (17,570,586)       4,750

Effect of exchange rate changes on cash                    1,684      (34,055)
Net (decrease) increase in cash and cash equivalents (14,280,182)     594,017
Cash and cash equivalents at beginning of period      15,412,077      893,744
Cash and cash equivalents at end of period            $1,131,895   $1,487,761

See accompanying notes to the condensed consolidated financial statements
Page 5



                    REFAC TECHNOLOGY DEVELOPMENT CORPORATION
               Notes to Condensed Consolidated Financial Statements


       1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of REFAC Technology Development Corporation (the "Company") at March 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the three month interim period presented.

          The accounting policies followed by the Company are set forth in Note l to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference.

       2. The results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


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

            REFAC TECHNOLOGY DEVELOPMENT CORPORATION
              Management's Discussion and Analysis
        of Financial Condition and Results of Operations

Results of Operations

     Total operating revenues decreased by $831,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996. Service revenues accounted for 49% and 29% of operating revenues for the three months ended March 31, 1997 and 1996, respectively. Income (realized gains on sales and dividend income) from licensing related securities accounted for 49% and 67% of operating revenues for the three months ended March 31, 1997 and 1996, respectively. The decrease in gains from licensing related securities is principally due to the decrease in the number of shares sold in the current period versus the corresponding period of 1996. The Company intends from time to time to sell some of such securities.

     Service revenues increased by $114,000 for the three months ended March 31, 1997 from the corresponding period in 1996. This change largely resulted from an increase in non-recurring license revenues. Service revenues consisted of recurring service revenues (89%) and non-recurring service revenues (11%) for the three months ended March 31, 1997.

     Service expenses represents payments to licensors under contractually stipulated terms, and hence tend to increase or decrease as a function of service revenues. Also included in service expenses are various other costs directly related to the development, maintenance, and enforcement of patent and licensing programs, notably legal and other external professional fees, and costs associated with patent research, upkeep and amortization. Service expenses as a percentage of service revenues decreased from 22% in the three month period of 1996 to 21% in the corresponding period of the current year.

      Selling, general, and administrative expenses increased $94,000 for the three month period of 1997 versus the comparable period of 1996, primarily due to increased compensation and additional staff members. Additionally, the increase is due to public relation fees and the timing of, and recognition of certain corporate expenses.

     For the three months ended March 31, 1997 the Company had realized gains on its marketable securities of $19,000 as compared to realized gains of $8,000 and unrealized losses of $110,000 for the corresponding period of 1996. The loss in 1996 was principally attributable to the adverse impact that rising interest rates had on the value of the Company's investment in preferred stocks and governmental agency bonds.

             REFAC TECHNOLOGY DEVELOPMENT CORPORATION
              Management's Discussion and Analysis
        of Financial Condition and Results of Operations
                           (Continued)


     Dividend and interest income decreased by $100,000 for the three months ended March 31, 1997 from the corresponding period in 1996. The year-to-date decrease in dividends and interest income relates to a reduction in the value of marketable securities owned by the company at during the quarter ended March
31, 1997 versus the corresponding period of 1996.

     The Company's income from technology transfer operations has not in the past been materially affected by inflation. Likewise, while currency fluctuations can influence service revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

Liquidity and Capital Resources

     On January 6, 1997 the Company completed the purchase of 1,775,000 shares of common stock from Eugene M. Lang, its Chairman and former Chief Executive Officer, and the Eugene M. Lang Foundation at $8.25 per share or an aggregate of $14,643,750, and paid a $.50 per share dividend to shareholders of record as of December 23, 1996. These two transactions reduced the cash, cash equivalents and marketable securities from $17,710,000 to $1,132,000. In addition, the Company's long-term investment portfolio had a market value of approximately $21,500,000 at March 31, 1997.

      On March 31, 1997, the Company had no long-term debt. Other than the commitment under the lease for its principal office, and the commitment for office and lab facilities of Advanced Resin Technology, Inc., and Mr. Lang's retirement agreement (which has been provided for), the Company has no significant commitments. The Company believes its liquidity position is more than adequate to meet all current and projected financial needs.


                   Part II.  Other Information
Item 1.     Legal Proceedings

     Patlex - The Company's judgement for $205,609 against Patlex Corporation was affirmed by the United States Court of Appeals.

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



                              REFAC Technology Development Corporation



May 13, 1997                               /s/Robert L. Tuchman
                                           Robert L. Tuchman, President and
                                           Chief Executive Officer




May 13, 1997                               /s/Robert Rescigno
                                           Robert Rescigno, Treasurer and Chief
                                           Accounting Officer

                         EXHIBIT INDEX



Exhibit                                                     Page
  No.                                                        No.




  28 Note 1 to the Company's Consolidated financial statements contained in the Company's Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1996 is incorporated herein by reference.