Form 10-Q
period 1997-06-30
REFAC TECHNOLOGY DEVELOPMENT CORP
filed 1997-08-13
CIK 82788

SECURITIES AND EXCHANGE COMMISSION
	                         WASHINGTON, D.C. 20549


                              	FORM 10-Q


            	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 	               OF THE SECURITIES EXCHANGE ACT OF 1934


                 	For the Quarter Ended June 30, 1997

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


	The number of shares outstanding of the Registrant's Common Stock, par value
$.10 per share, as of August 1, 1997 was 3,634,387.

              	REFAC TECHNOLOGY DEVELOPMENT CORPORATION


                               	INDEX


                                                       												Page

Part I.  Financial Information



Condensed Consolidated Balance Sheets
	June 30, 1997 (unaudited) and December 31, 1996		                			3


Condensed Consolidated Statements of Operations
	Six and Three Months Ended June 30, 1997 and 1996	(unaudited	 						4


Condensed Consolidated Statements of Cash Flows
	Six Months Ended June 30, 1997 and 1996
	(unaudited)		                                               								5

Notes to Condensed Consolidated Financial
	Statements	                                      								         6-7


Management's Discussion and Analysis of Financial
	Conditions and Results of Operations		                			         8-9


Part II.  Other Information		                    	    				          10



REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  JUNE 30,         DEC. 31,
ASSETS                                              1997             1996
Current Assets                                  (UNAUDITED)           *
   Cash and cash equivalents                    $1,522,047       $15,412,077
   Marketable securities                              -            2,298,298
   Royalties receivable                            631,242           762,555
   Accounts receivable                             170,694           100,805
   Prepaid expenses                                106,444            70,369
   Total current assets                          2,430,427        18,644,104

Property and equipment, net                        165,536           159,403
License related securities                      23,089,203        22,891,653
Investments being held to maturity               1,085,224              -
Other assets                                     1,816,202         1,974,418
                                               $28,586,592       $43,669,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                $91,690          $125,578
   Accrued expenses                                479,918           435,959
   Amounts payable under service agreements        210,602           268,235
   Dividend payable                                   -            2,700,943
   Income taxes payable                            125,888           131,988
   Total current liabilities                       908,098         3,662,703

Deferred income taxes                            7,375,708         7,125,217
Other liabilites-deferred compensation             445,058           445,058
Minority interest                                     -               17,301

Stockholders' Equity
   Common stock, $.10 par value                    540,439           540,189
   Additional paid-in-capital                    9,365,175         9,251,182
   Retained earnings                            10,856,057         8,699,265
   Unrealized gain on license related
    securities, net of taxes                    13,872,465        13,735,650
   Cumulative translation adjustment               201,774           193,013
   Treasury stock, at cost                     (14,874,862)             -
   Receivable from issuance of common
    stock warrant                                 (103,320)             -
   Total stockholders' equity                   19,857,728        32,419,299
                                               $28,586,592       $43,669,578



*Derived from audited financial statements
See accompanying notes to the condensed consolidated financial statements
Page 3




REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                            Six months ended        Three months ended
                                                 June 30,                June 30,
                                             1997         1996         1997      1996
Revenues
   Service revenues                       $1,713,170    $1,893,066   $839,945  $1,133,978
   Gains on license related securities     2,175,105     2,497,710  1,450,532     898,352
   Dividends from license related
    securities                               314,160       303,240    157,080     151,620
   Sales                                     196,243       160,665    152,103      40,813
Total revenues                             4,398,678     4,854,681  2,599,660   2,224,763

Costs and Expenses
   Service expenses                          435,546       467,596    249,674     299,588
   Selling, general and administrative
    expenses                               1,127,812       914,356    587,760     468,708
   Cost of goods sold                        153,611       114,092    115,416      48,932
Total operating expenses                   1,716,969     1,496,044    952,850     817,228
Operating income                           2,681,709     3,358,637  1,646,810   1,407,535

Other Income and Expenses
   Gains on marketable securities
    transactions                              68,915         9,280     49,651       1,367
   Net change in unrealized losses on
    marketable securities                       -         (148,030)      -        (37,681)
   Dividend and interest income              133,511       486,012     34,223     286,762
   Gains (losses) from foreign currency
    transactions                              10,589           668        (49)        519
     Income before provision for taxes on
      income and minority interest         2,894,724     3,706,567  1,730,635   1,658,502
   Provision for taxes on income             760,747     1,157,695    424,485     527,542
     Income before minority interest       2,133,977     2,548,872  1,306,150   1,130,960
   Minority interest                          22,815        12,798     10,931       7,472
Net Income                                $2,156,792    $2,561,670 $1,317,081  $1,138,432

Earnings per common share                      $0.57         $0.48      $0.35       $0.21

Weighted average number of shares
  outstanding                              3,686,956     5,301,887  3,629,332   5,301,887


See accompanying notes to the condensed consolidated financial statements
Page 4




REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                         Six Months Ended
                                                             June 30,
                                                       1997           1996
Cash FLows form Operating Activities
   Net income                                        $2,156,792    $2,568,262
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
     Depreciation and amortization                       62,905        51,360
     Amortization of discount on U.S. Treasury Bills       -          (14,331)
     Net gain on sales of license related securities (2,175,105)   (2,497,710)
     Net gain on sale of securities                     (68,915)       (9,280)
     Net change in unrealized (gain) loss on
       marketable securities                            (26,379)      148,030
     Deferred income taxes                              183,324       (85,976)
     (Increase) decrease in assets:
       Royalty receivable                               131,313          -
       Accounts receivable                              (69,889)      181,387
       Prepaid expenses                                 (36,075)       (5,226)
       Proceeds from sale of marketable securities    2,393,592     1,115,282
       Purchase of marketable securities                   -       (2,410,839)
       Other assets                                     129,211      (199,840)
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses             (7,230)     (130,664)
       Amounts payable under service agreements         (57,633)      (46,040)
       Income taxes payable                              (6,100)      (39,339)
Net cash provided by (used in) operating activities   2,609,811    (1,374,924)

Cash Flows from Investing Activities
   Proceeds from sales of license related securities  2,181,537     2,550,902
   Proceeds from maturity of investments being held
     to maturity                                           -          680,585
   Purchase of investments being held to maturity    (1,085,224)   (1,220,381)
   Additions to property and equipment                  (40,033)      (12,879)
Net cash provided by investing activities             1,056,280     1,998,227

Cash Flows from Financing Activities
   Proceeds from exercise of stock options                5,219         4,750
   Proceeds from short-term borrowings                  815,828          -
   Repayment of short-term borrowings                  (815,828)         -
   Dividends paid                                    (2,700,943)         -
   Acquisition of treasury stock                    (14,874,862)         -
Net cash (used in) provided by financing activities (17,570,586)        4,750
Effect of exchange rate changes on cash                  14,465       (46,827)
Net (decrease) increase in cash and cash equivalents(13,890,030)      581,226
Cash and cash equivalents at beginning of period     15,412,077       893,744
Cash and cash equivalents at end of period           $1,522,047    $1,474,970


Effective April 7, 1997, the Company issued a warrant for the issuance of common stock for $103,320 under the terms of which $103,320 was receivable at June 30, 1997.
See accompanying notes to the consolidated financial statements.
Page 5




REFAC TECHNOLOGY DEVELOPMENT CORPORATION
Notes to Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

		In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of REFAC Technology Development Corporation (the "Company") at June 30, 1997 and December 31, 1996, and the results of its operations and its cash flows for the six and three month interim periods presented.

		The accounting policies followed by the Company are set forth in Note l to the
Company's consolidated financial statements in the Company's Annual Report on
Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference.

		The results of operations for the six months and quarter ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Marketable Securities, License Related Securities and Investments Being Held to Maturity

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

	 	Available for sale securities are securities which do not qualify as either held to maturity or trading securities.  Unrealized gains and losses are reported as a separate component of stockholders' equity, net of applicable deferred income taxes on such unrealized gains and losses at current income tax rates.  The Company's investments in license related securities fall into this category.






REFAC TECHNOLOGY DEVELOPMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Continued)

NOTE 3 - New Accounting Pronouncement

		In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997.  Early adoption of the new standard is not permitted.
The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed.  The pro forma effect on the Company of adopting the new standard would be basic earnings per share of
$0.58 and $0.48, and diluted earnings per share of $0.57 and $0.48, for the six months ended June 30, 1997 and 1996, respectively, and basic earnings per share of $0.36 and $0.21, and dilutive earnings per share of $0.35 and $0.21, for the three months ended June 30, 1997 and 1996, respectively.


























REFAC TECHNOLOGY DEVELOPMENT CORPORATION
	Management's Discussion and Analysis
	of Financial Condition and Results of Operations

Results of Operations

	Total operating revenues decreased by $456,000 for the six months ended June
30, 1997 as compared to the corresponding period in 1996, and increased by
$375,000 for the second quarter of 1997 versus the same period in the prior year.  Service revenues accounted for 39% of operating revenues for the six months ended June 30, 1997 and 1996.  Investment income (gains and dividends)
from license related securities accounted for 57% and 58% of operating revenues for the six months ended June 30, 1997 and 1996, respectively.  Sales totaled
4% and 3% of total revenues for the first six months of 1997 and 1996, respectively.

	Service revenues decreased by $180,000 for the six months ended June 30, 1997 from the corresponding period in 1996, and decreased $294,000 for the second quarter of 1997 versus the same period in the prior year.  The decrease in the six month period, and the second quarter, resulted from a decrease of recurring revenues from established licensing relationships.  While the Company expects a decline in recurring royalties for fiscal 1997, it anticipates that it will be able to offset the decline in whole or in part by new recurring royalty agreements.  Recurring service revenues from established licensing relationships, represented 82% of service revenues for the six months ended
June 30, 1997 as compared to 84% in the same period of 1996.

	Investment income from license related securities decreased by $312,000 principally due to the decrease in revenues from shares sold in the first quarter of 1997 versus the corresponding period of 1996. Income from license related securities increased by $556,000 in the second quarter of 1997 versus the corresponding period of 1996. This increase was due to an increase in revenues from shares sold in the current period versus the corresponding period of the prior year. As deemed in the Company's interest and as future market conditions permit, the Company intends form time to time to sell part of such securities.

	Service expenses represents payments to REFAC clients under contractually stipulated terms, and hence tend to increase or decrease as a function of service revenues. Also included in service expenses are various other costs directly related to the development, maintenance, administration and enforcement of patent and licensing programs, notably legal and other external professional fees, and costs associated with patent research, upkeep and amortization.
Service expenses as a percentage of service revenues was 25% in each of the six month periods of 1997 and 1996.

	Selling, general, and administrative expenses increased $213,000 for the six month period of 1997 versus the comparable period of 1996, primarily due to increased compensation and additional staff members.  Moreover, in the six month period of 1997, the Company incurred $27,300 in fees for public relations and a financial consultant, whereas it had no expense for such services in the corresponding six month period of 1996.



REFAC TECHNOLOGY DEVELOPMENT CORPORATION
	Management's Discussion and Analysis
	of Financial Condition and Results of Operations
 (Continued)

	For the six months ended June 30, 1997, the Company had realized gains on its marketable securities of $69,000 as compared to realized gains of $9,000 and unrealized losses of $148,000 for the corresponding period of 1996.  The loss in 1996 was principally attributable to the adverse impact that rising interest rates had on the value of the Company's investment in preferred stocks and governmental agency bonds.

	Dividend and interest income decreased by $353,000 for the six months ended
June 30, 1997, from the corresponding period in 1996.  The year-to-date decrease in dividends and interest income is directly related to the decrease in the amount of marketable securities owned by the company during the six months ended June 30, 1997, versus the corresponding period of 1996.  The
Company liquidated a large portion of its marketable securities in the fourth quarter of 1996 to fund a stock repurchase from the former Chairman.

	The Company's income from licensing and technology transfer operations has not in the past been materially affected by inflation.  Likewise, while currency fluctuations can influence service revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

Liquidity and Capital Resources

	The Company's liquidity position at June 30, 1997, included cash and cash equivalents of approximately $1,522,000 and U.S. Treasury Notes having a market value of approximately $1,085,000. In addition, the Company's license related securities had a market value of approximately $23,089,000 at June 30, 1997.

	 On June 30, 1997, the Company had no long-term debt. Other than the commitment under the lease for its principal office, and commitments for office and lab facilities of Advanced Resin Technology, Inc. and retirement agreement for the former Chairman (which has been provided for), the Company has no significant commitments. The Company believes its liquidity position is more than adequate to meet all current and projected financial needs.










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



                                						REFAC Technology Development Corporation



August 12, 1997			     	              /s/Robert L. Tuchman
                                						Robert L. Tuchman, President and Chief
						                                Executive Officer




August 12, 1997			     	              /s/Robert Rescigno
                                						Robert Rescigno, Treasurer and Chief
						                                Accounting Officer

                            					EXHIBIT INDEX



Exhibit		        									                                    Page
  No.  										                                             	No.




  28		    Note 1 to the Company's Consolidated financial
		        statements contained in the Company's Annual
		        Report on Form 10-K for the fiscal year ended December 31, 1996 is incorporated herein by reference.