Form 10-Q
period 1997-09-30
REFAC TECHNOLOGY DEVELOPMENT CORP
filed 1997-11-14
CIK 82788

SECURITIES AND EXCHANGE COMMISSION
	                         WASHINGTON, D.C. 20549


                              	FORM 10-Q


            	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 	               OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarter Ended September 30, 1997

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


	The number of shares outstanding of the Registrant's Common Stock, par value
$.10 per share, as of November 1, 1997 was 3,634,887.

              	REFAC TECHNOLOGY DEVELOPMENT CORPORATION


                               	INDEX


                                                       												Page

Part I.  Financial Information



Condensed Consolidated Balance Sheets
	September 30, 1997 (unaudited) and December 31, 1996		           			3


Condensed Consolidated Statements of Operations
	Nine and Three Months Ended September 30, 1997 and 1996
 (unaudited)                                                        	4


Condensed Consolidated Statements of Cash Flows
	Nine Months Ended September 30, 1997 and 1996
	(unaudited)		                                               								5

Notes to Condensed Consolidated Financial
	Statements	                                      								         6-8


Management's Discussion and Analysis of Financial
	Conditions and Results of Operations		                			        9-10


Part II.  Other Information		                    	    				          11



REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  SEPT. 30,        DEC. 31,
ASSETS                                              1997             1996
Current Assets                                  (UNAUDITED)           *
   Cash and cash equivalents                    $1,492,420       $15,412,077
   Marketable securities                              -            2,298,298
   Royalties receivable                            734,703           762,555
   Accounts receivable                             513,350           100,805
   Prepaid expenses                                 74,197            70,369
   Total current assets                          2,814,670        18,644,104

Property and equipment, net                        158,026           159,403
License related securities                      23,952,696        22,891,653
Investments being held to maturity               3,342,073              -
Other assets                                     1,733,344         1,974,418
                                               $32,000,809       $43,669,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                $87,925          $125,578
   Accrued expenses                                468,335           435,959
   Amounts payable under service agreements        224,993           268,235
   Dividend payable                                   -            2,700,943
   Income taxes payable                            285,396           131,988
   Total current liabilities                     1,066,649         3,662,703

Deferred income taxes                            7,994,899         7,125,217
Other liabilites-deferred compensation             445,058           445,058
Minority interest                                     -               17,301

Stockholders' Equity
   Common stock, $.10 par value                    540,939           540,189
   Additional paid-in-capital                    9,379,277         9,251,182
   Retained earnings                            13,033,894         8,699,265
   Unrealized gain on license related
    securities, net of taxes                    14,282,290        13,735,650
   Cumulative translation adjustment               184,325           193,013
   Treasury stock, at cost                     (14,874,862)             -
   Receivable from issuance of common
    stock warrant                                  (51,660)             -
   Total stockholders' equity                   22,494,203        32,419,299
                                               $32,000,809       $43,669,578



*Derived from audited financial statements
See accompanying notes to the condensed consolidated financial statements
Page 3




REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                            Nine months ended        Three months ended
                                                 Sept. 30,                Sept. 30,
                                             1997         1996         1997      1996
Revenues
   Service revenues                       $2,688,555    $2,656,134   $975,385  $  763,068
   Gains on license related securities     4,738,010     3,085,925  2,562,905     588,215
   Dividends from license related
    securities                               471,240       454,860    157,080     151,620
   Sales                                     345,402       218,385    149,159      57,720
Total revenues                             8,243,207     6,415,304  3,844,529   1,560,623

Costs and Expenses
   Service expenses                          578,239       582,906    142,693     115,310
   Selling, general and administrative
    expenses                               1,674,135     1,335,919    546,323     421,563
   Cost of goods sold                        276,575       157,497    122,964      43,405
Total operating expenses                   2,528,949     2,076,322    811,980     580,278
Operating income                           5,714,258     4,338,982  3,032,549     980,345

Other Income and Expenses
   Gains on marketable securities
    transactions                              67,331        10,073     (1,584)        793
   Net change in unrealized losses on
    marketable securities                       -         (142,236)      -          5,794
   Dividend and interest income              208,962       779,501     75,451     293,489
   Gains from foreign currency transactions   11,611         2,152      1,022       1,484
     Income before provision for taxes on
      income and minority interest         6,002,162     4,988,472  3,107,438   1,281,905
   Provision for taxes on income           1,697,741     1,556,397    936,994     398,702
     Income before minority interest       4,304,421     3,432,075  2,170,444     883,203
   Minority interest                          30,208        19,945      7,393       7,147
Net Income                                $4,334,629    $3,452,020 $2,177,837  $  890,350

Earnings per common share                      $1.13         $0.65      $0.57       $0.17

Weighted average number of shares
  outstanding                              3,851,383     5,301,887  3,816,025   5,301,887


See accompanying notes to the condensed consolidated financial statements
Page 4




REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                        Nine Months Ended
                                                             Sept. 30,
                                                       1997           1996
Cash FLows from Operating Activities
   Net income                                        $4,334,629    $3,452,020
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
     Depreciation and amortization                       95,748        66,021
     Amortization of discount on U.S. Treasury Bills       -          (29,619)
     Net gain on sales of license related securities (4,738,010)   (3,085,925)
     Net gain on sale of securities                     (67,331)      (10,073)
     Net change in unrealized (gain) loss on
       marketable securities                            (27,963)      142,236
     Deferred income taxes                              508,963       (13,965)
     (Increase) decrease in assets:
       Royalty receivable                                27,852          -
       Accounts receivable                             (360,921)      310,905
       Prepaid expenses                                  (3,828)       (7,947)
       Proceeds from sale of marketable securities    2,393,592     1,333,790
       Purchase of marketable securities                   -       (3,825,683)
       Other assets                                     196,840      (274,344)
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses            (22,578)      (91,938)
       Amounts payable under service agreements         (43,242)     (140,718)
       Income taxes payable                             153,408       (24,319)
Net cash provided by (used in) operating activities   2,447,159    (2,199,559)

Cash Flows from Investing Activities
   Proceeds from sales of license related securities  4,738,010     3,165,734
   Proceeds from maturity of investments being held
     to maturity                                           -        2,310,585
   Purchase of investments being held to maturity    (3,495,721)   (2,448,457)
   Additions to patents and trademarks                     -          (44,898)
   Additions to property and equipment                  (50,137)      (89,602)
Net cash provided by investing activities             1,192,152     2,893,362

Cash Flows from Financing Activities
   Proceeds from exercise of stock options               17,344         4,750
   Proceeds from short-term borrowings                  815,828          -
   Repayment of short-term borrowings                  (815,828)         -
   Dividends paid                                    (2,700,943)         -
   Acquisition of treasury stock                    (14,874,862)         -
Net cash (used in) provided by financing activities (17,558,461)        4,750
Effect of exchange rate changes on cash                    (507)      (64,173)
Net (decrease) increase in cash and cash equivalents(13,919,657)      634,380
Cash and cash equivalents at beginning of period     15,412,077       893,744
Cash and cash equivalents at end of period           $1,492,420    $1,528,124


Effective April 7, 1997, the Company issued a warrant for the issuance of common stock for $103,320 under the terms of which $51,660 was receivable on September 30, 1997.
See accompanying notes to the condensed consolidated financial statements.
Page 5




REFAC TECHNOLOGY DEVELOPMENT CORPORATION
Notes to Condensed Consolidated Financial Statements

NOTE 1 - GENERAL

		In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of REFAC Technology Development Corporation (the "Company") at September 30, 1997 and December 31, 1996, and the results of its operations and its cash flows for the nine and three month interim periods presented.

		The accounting policies followed by the Company are set forth in Note l to the
Company's consolidated financial statements in the Company's Annual Report on
Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference.

		The results of operations for the nine months and quarter ended September 30,
1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Marketable Securities, License Related Securities and Investments Being Held to Maturity

		In accordance with SFAS No. 115, the Company categorizes and accounts for its investment holdings as follows:

	 	Trading securities are securities bought and held for the purpose of selling them in the near term.  Unrealized gains and losses are included in current period earnings.

	 	Held to maturity securities are measured at amortized cost. This categorization is used only if the Company has the positive intent and ability to hold these securities to maturity.

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






REFAC TECHNOLOGY DEVELOPMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Continued)
NOTE 3 - Derivatives

  The Company owns 374,000 shares of KeyCorp Common Stock (NYSE-KEY) which, as of September 30, 1997 had a market value of $23,796,000 representing 70% of the Company's net worth (after the appropriate tax provision). In order to minimize the Company's exposure against a decline in the value of KeyCorp, on September 12, 1997 the Company entered into thirteen (13) individual derivative contracts with Union Bank of Switzerland ("UBS") providing for both put options and call options. The "put options" give the Company the right to sell the KeyCorp stock covered by the option to UBS at the agreed upon option price even if the market price is lower on the settlement date. The call options give UBS the right to require the Company to sell the KeyCorp common stock covered by the option at the agreed upon option price even if the market price is higher on the settlement date. If the price is between the put and call option prices on the settlement date both options lapse. Thirteen individual contracts were entered into, the first contract covering 24,000 shares and the remaining 12 contracts covering 25,000 shares of KeyCorp. The first contract expires on December 31, 1997 and each of the remaining contracts expires at the end of each calendar quarter until December 31, 2000. The schedule below details the expiration dates and the pricing for each of the contracts.

Expiration     Number         Put        Value of        Call      Value of
   Date       of Shares     Option      Put Option      Option    Call Option
                             Price                      Price
12/31/97       24,000      $54.8523     $1,316,455     $65.457    $1,570,968
03/31/98       25,000      $54.8523     $1,371,308     $66.371    $1,659,275
06/30/98       25,000      $54.8523     $1,371,308     $67.773    $1,694,325
09/30/98       25,000      $54.8523     $1,371,308     $68.870    $1,721,750
12/31/98       25,000      $54.8523     $1,371,308     $70.028    $1,750,700
03/31/99       25,000      $54.8523     $1,371,308     $70.698    $1,767,450
06/30/99       25,000      $54.8523     $1,371,308     $71.917    $1,797,925
09/30/99       25,000      $54.8523     $1,371,308     $73.136    $1,828,400
12/31/99       25,000      $54.8523     $1,371,308     $74.355    $1,858,875
03/31/00       25,000      $54.8523     $1,371,308     $74.965    $1,874,125
06/30/00       25,000      $54.8523     $1,371,308     $76.184    $1,904,600
09/30/00       25,000      $54.8523     $1,371,308     $77.403    $1,935,075
12/31/00       25,000      $54.8523     $1,371,308     $78.744    $1,968,600


REFAC TECHNOLOGY DEVELOPMENT CORPORATION
Notes to Condensed Consolidated Financial Statements
(Continued)

NOTE 4 - New Accounting Pronouncement

		In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997.  Early adoption of the new standard is not permitted.
The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed.  The pro forma effect on the Company of adopting the new standard would be basic earnings per share of
$1.18 and $0.65, and diluted earnings per share of $1.13 and $0.65, for the nine months ended September 30, 1997 and 1996, respectively, and basic earnings per share of $0.59 and $0.17, and dilutive earnings per share of $0.57 and $0.17, for the three months ended September 30, 1997 and 1996, respectively.

REFAC TECHNOLOGY DEVELOPMENT CORPORATION
	Management's Discussion and Analysis
	of Financial Condition and Results of Operations

Results of Operations

	Total operating revenues increased by $1,828,000 for the nine months ended September 30, 1997 as compared to the corresponding period in 1996, and increased by $2,284,000 for the third quarter of 1997 versus the same period in the prior year. Service revenues accounted for 33% and 41% of operating revenues for the nine months ended September 30, 1997 and 1996, respectively. Gains and dividends from license related securities accounted for 63% and 55% of operating revenues for the nine months ended September 30, 1997 and 1996, respectively. Sales totaled 4% of total revenues for the first nine months of 1997 and 1996.

	Service revenues increased by $32,000 for the nine months ended September 30,
1997 from the corresponding period in 1996, and increased $212,000 for the third quarter of 1997 versus the same period in the prior year.  The increase in the nine month period, and the third quarter, resulted from an increase of recurring revenues from new licensing relationships.  Recurring service revenues from established licensing relationships, represented 89% of service revenues for the nine months ended September 30, 1997 and 1996.

 Income from license related securities increased by $1,668,000 principally due to the increase in revenues from shares sold in the nine months ended September 30, 1997 versus the corresponding period of 1996. Income from license related securities increased by $2,070,000 in the third quarter of 1997 versus the corresponding period of 1996. This increase was due to an increase in revenues from shares sold in the current period versus the corresponding period of the prior year. See Note 3 regarding certain put and call options covering most of the Company's license related securities. With respect to license related securities that are not covered by such options, as deemed in the Company's interest and as future market conditions permit, the Company intends from time to time to sell part of such securities.

	Service expenses represents payments to REFAC clients under contractually stipulated terms, and hence tend to increase or decrease as a function of service revenues. Also included in service expenses are various other costs directly related to the development, maintenance, administration and enforcement of patent and licensing programs, notably legal and other external professional fees, and costs associated with patent research, upkeep and amortization.
Service expenses as a percentage of service revenues was 22% in each of the nine month periods of 1997 and 1996.

	Selling, general, and administrative expenses increased $338,000 for the nine month period of 1997 versus the comparable period of 1996, primarily due to increased compensation and additional staff members.  Moreover, in the nine month period of 1997, the Company incurred $46,300 in fees for public relations and a financial consultant, whereas it had no expense for such services in the corresponding nine month period of 1996.

REFAC TECHNOLOGY DEVELOPMENT CORPORATION
	Management's Discussion and Analysis
	of Financial Condition and Results of Operations
 (Continued)

	For the nine months ended September 30, 1997, the Company had realized gains on its marketable securities of $67,000 as compared to realized gains of $10,000 and unrealized losses of $142,000 for the corresponding period of 1996.  The loss in 1996 was principally attributable to the adverse impact that rising interest rates had on the value of the Company's investment in preferred stocks and governmental agency bonds, which has since been liquidated.

	Dividend and interest income decreased by $571,000 for the nine months ended
September 30, 1997, from the corresponding period in 1996.  The year-to-date decrease in dividends and interest income is directly related to the decrease in the amount of marketable securities owned by the company during the nine months ended September 30, 1997, versus the corresponding period of 1996.  The
Company liquidated a large portion of its marketable securities in the fourth quarter of 1996 to fund a stock repurchase from its former Chairman in January of 1997.

	The Company's income from licensing and technology transfer operations has not in the past been materially affected by inflation.  Likewise, while currency fluctuations can influence service revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

Liquidity and Capital Resources

	The Company's liquidity position at September 30, 1997, included cash and cash equivalents of approximately $1,492,000 and U.S. Treasury Notes, maturing in
1999, having a market value of approximately $3,342,000.  In addition, the
Company's license related securities, which consisted of principally common stock and options of KeyCorp (NYSE-KEY), had a market value of approximately
$23,953,000 at September 30, 1997.  The Company has established a line-of-credit for approximately $12,300,000 with Union Bank of Switzerland.  This line-of credit is collateralized by the Company's holdings in KeyCorp.  As of September
30, 1997, the Company has not used this credit facility.

	 On September 30, 1997, the Company had no long-term debt. Other than the commitment under the lease for its principal office, and commitments for office and lab facilities of Advanced Resin Technology, Inc., a majority owned subsidiary, and retirement agreement with its former Chairman (which has been provided for in the Company's financial statements), the Company has no significant commitments. The Company believes its liquidity position is more than adequate to meet all current and projected financial needs.

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



                                						REFAC Technology Development Corporation



November 14, 1997		    	              /s/Robert L. Tuchman
                                						Robert L. Tuchman, President and Chief
						                                Executive Officer




November 14, 1997	     	              /s/Robert Rescigno
                                						Robert Rescigno, Treasurer and Chief
						                                Accounting Officer

                            					EXHIBIT INDEX



Exhibit		        									                                    Page
  No.  										                                             	No.




  28		    Note 1 to the Company's Consolidated financial
		        statements contained in the Company's Annual
		        Report on Form 10-K for the fiscal year ended December 31, 1996 is incorporated herein by reference.