Form 10-K405
period 1997-12-31
REFAC TECHNOLOGY DEVELOPMENT CORP
filed 1998-04-06
CIK 82788

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1997

                  Commission File Number 0-7704

             REFAC TECHNOLOGY DEVELOPMENT CORPORATION

              Delaware                        13-1681234
   State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization           Identification No.)


        122 East 42nd Street, New York, New York  10168
     (Address of principal executive offices)     (Zip Code)

 Registrant's telephone number, including area code:      (212) 687-4741

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998 was $33,846,239.

      The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of March 20, 1998 was 3,793,761.



               DOCUMENTS INCORPORATED BY REFERENCE


 PART I    Item 1 } Annual Report to Stockholders of REFAC
 PART II   Item 5 } Technology Development corporation for the
           Item 6 } year ended December 31, 1997 except for the
           Item 7 } inside front and back cover and Pages 2 through
           Item 8 } 11 thereof.

 PART III  Item 10}Definitive Proxy Statement of REFAC
           Item 11}Technology Development Corporation in
           Item 12}connection with the Annual Meeting of
           Item 13}Stockholders to be held in May, 1998.


                              PART I

 Item 1. Business

 General

     REFAC Technology Development Corporation (the "Company"), a Delaware corporation organized in 1952, through certain of its subsidiaries, is engaged
 in the businesses of Technology Licensing, Product Design and Development and Trademark Licensing.

 Technology Licensing Operations

     The Company's technology licensing includes "New Technology" and "Patent Enforcement Licensing" projects. In both classes, the Company acquires from its clients ("Clients") the exclusive right to license others ("Licensees") to manufacture, use and/or sell, throughout the world or in specific markets, specific Client products and processes under their respective patents and/or in accordance with related technical know-how. In recent years, a typical Client has been an individual or a small company for whom licensing offers important opportunities for accelerated product development, broadened commercialization and income. The Company also offers larger corporations a facility for exploiting idle patents, unused or abandoned products and technological developments. As a general policy, the Company shares equally with Clients the gross amount of revenues received from its licenses. Occasionally, in addition to or in lieu of money payments, the Company may receive equity considerations.

     New Technology Licensing. Includes technologies that have not yet been successfully commercialized. They promise certain benefits such as new features, improved performance, cost savings and/or favorable environmental, health or safety features. In order for the Company to attract Licensees for this type of technology, it has to present evidence that persuasively "proves the concept" of the invention, which often involves monetary investments.

     The Company endeavors to be selective in the products for which it undertakes licensing responsibilities. In the United States and abroad, it attempts to locate industrial technologies having distinctively advantageous features that are protected by patents and confidential know-how. Sometimes, the Company has the added right to license the Client's trademarks. However, most of the Company's licensing opportunities are prompted by references and by the Company's professional reputation. All such opportunities are evaluated on the basis of their proprietary features, innovative merit, technological significance, competitive conditions and earning potential. Licensing and technology transfer strategies are studied with due consideration of the Client's objectives. The actual licensing process usually starts with the identification and qualification of suitable Licensee prospects. Information packages and license proposals are prepared subject to the Client's approval. When suitable prospective Licensees are identified,
 negotiations proceed with the goal of creating income-producing agreements. Agreements may provide for single lump sum payments or, as is generally preferred, ongoing royalty payments based on sales of licensed products over an extended period of years.

     There is usually a substantial interval between the time license rights are acquired and the actual realization of license revenue. The interval is seldom less than two years, often longer. Not infrequently, licensing efforts
 prove unsuccessful. A licensing program may result in a succession of many non-exclusive agreements or a limited number of exclusive agreements covering defined areas of technology, fields of product application and marketing territories. After agreements are made, the Company, in its role as licensor,
 continuously administers and services them, often with the Client's cooperation. The terms and conditions of these licenses and related agreements may vary depending upon whether they principally cover patent rights, trademarks, developments and improvements, exclusivity, trade secrets and/or copyrights. From time to time, licenses may be granted to parties, or result in the creation of new companies, in which the Company and Client may acquire or have the option to acquire equity or joint venture interests.

     Patent Enforcement Licensing. In determining its interest in the products or patents of a prospective Client, the Company may find indications of infringement by one or more third parties. Indeed, a prospective Client may alert the Company that its patents are probably being infringed by various
 manufacturers or users. In such event, before accepting a licensing responsibility, the Company intensively investigates relevant issues of patent
 validity and indicated infringement details. If the Company concludes that there is substantial merit in the Client's patent position, that there is a strong basis for concluding that infringement exists, and that there is substantial economic value involved, serious efforts are then made to license the patents to the putatively infringing parties. Often these efforts are successful. If not, the Company may consider it appropriate, with the Client as co-plaintiff, to initiate infringement litigation. Such litigation is costly and lengthy with an uncertain outcome.

     Except for its contracts with Patlex Corporation and Emhart Fastening Technologies, Inc. which accounted for 57% and 10%, respectively, of 1997 service revenues, the Company does not believe that the loss or termination of any individual contract would have a materially adverse effect on its business.

     With respect to any patents or group of related patents that are now the subject of one or more income-producing licenses, the Company does not believe
 that there is any currently foreseeable circumstance under which the Company would lose its rights to grant licenses.

     Information concerning entities that comprise more than 10% of service revenues for the three years ended December 31, 1997 is set forth in Note 8 of the Notes to the Company's Consolidated Financial Statements on Page 23 of its Annual Report to Stockholders for the year ended December 31, 1997. Said Page 23 is incorporated herein by reference.

     Competition. Although no statistical data is available, the Company believes that it is one of the leading independent companies in the international licensing and technology transfer field. The Company believes its experience in identifying and licensing new technologies enhances its competitive position in the international licensing and technology transfer segment.

 Product Design & Development

     On November 26, 1997, the Company acquired Human Factors Industrial Design ("Human Factors"), an industrial design and engineering firm based in New York City. Founded in 1974, Human Factors is a product development company that offers a broad range of research, design and engineering services
 to create innovative products for its clients. Human Factors merges the disciplines of applied human factors, industrial design, architecture and engineering. Originally specializing in the design of medical products and shipboard electronics, Human Factors is now known for its expertise in designing and/or engineering (i) Consumer Products, (ii) Medical-Surgical Devices, (iii) Medical and Other Industrial Equipment and (iv) Control Rooms and Consoles.

     While it normally operates as a fee-for-service consultant, in the appropriate circumstances, it will forego current fee income for a participation in the future success of a project on a royalty basis. As a result of the acquisition by the Company, Human Factors has a heightened interest in investing in proprietary projects.

     Facilities. Human Factors occupies approximately 12,500 square feet of office, studio, machine shop and lab space in an office building located in New York City. It runs a complete range of operating software platforms, including AutoCad, Alias, Cosmos, SolidWorks, MasterCam, MicroStation and ProEngineer. It has a machine shop with a Computer Numeric Control milling machine, mock-up studio/workshop and an inspection/lab area, all on the same floor adjacent to its engineering and design studios.

     Employees. Human Factors has 32 full-time employees, including 17 industrial designers, 7 engineers and 8 technical and support staff. Over half of the staff have been employed by Human Factors for more than 10 years.

     Competition. The industrial design industry is fragmented, with a lack of dominant market leaders. Since the barriers to entry, including capital requirements, are relatively low, there are a large number of small regional firms. In fact, most of Human Factors's services are currently being rendered
 to clients located in the Northeast. Human Factors faces keen competition from other industrial design firms and its ability to attract clients is dependent upon its reputation and ability to deliver distinctive products that
 meet its clients' requirements in a timely fashion.

 Trademark Licensing

     On January 21, 1998, the Company broadened its licensing business through the formation of Selective Licensing & Promotion, Ltd. ("SL&P").
SL&P
 is a full service trademark licensing agency and consultant for brand and character licensing properties. The Company owns 81% of SL&P and Ms. Arlene Scanlan, the President and Chief Executive Officer of SL&P, owns the remaining
 19%. Ms. Scanlan brought to SL&P a licensing consultancy agreement with Ben & Jerry's Ice Cream, as well as the licensing rights to a cartoon character known as "Psycho Chihuahua" and the "Class of 2000" trademark. The Company has committed to make up to $1 million in financing available to SL&P over the
 next three years.

     Facilities. In March, 1998, SL&P leased approximately 1,450 square feet of office space in Southport, Connecticut.

     Employees.  SL&P has 3 full-time employees and 1 part-time employee.

     Competition. Success in the trademark licensing agency business is principally dependent upon the strength of the properties that the agency represents. With respect to character or juvenile licensing, most of the movie and television production companies have their own licensing divisions to license their properties. Thus, SL&P typically competes with other independent agencies for properties that have not yet become well-known but which it believes have the potential to be popular. It also competes with other agencies in brand licensing for the rights to well-known corporate trademarks. It believes that Human Factors' product design and development capability will give it a distinct advantage in this area.

 Ceased Operations - Hot-Melt Adhesives

     In December, 1995, the Company acquired control of Advanced Resin Technology, Inc. ("Advanced Resin") which was operating as a nonexclusive Licensee of the Company under the Adhesive and Polymer Related Patents (see "Business - Patents and Trademarks", Page 6). Until the Company decided to cease Advanced Resin's manufacturing operations at the end of 1997, it marketed a line of thermoplastic polyurethane hot-melt adhesives sold under the trademarks Bondstar (special-purpose hot-melt adhesives suitable for applications such as solvent-free textile lamination) and Memoriflex (general-purpose industrial elastomers).

     On February 6, 1998, the Company non-exclusively licensed this technology to Key Polymer Corporation, a regional adhesive manufacturer located in Lawrence, Massachusetts that had manufactured all of Advanced Resin's products pursuant to a contract manufacturing agreement. Under the license agreement, Key Polymer will manufacture and market the adhesives, under REFAC's trademarks. With this license agreement in place, the Company will now seek additional licensees for the technology. Advanced Resin will devote its efforts in 1998 to research and development to refine and broaden the technology while providing technical assistance to Key Polymer and future licensees. As a result of this transaction, the Company reported an after-tax
 loss on such ceased operations in the fourth quarter of 1997 of approximately $341,000, or $0.09 per share. In addition, Advanced Resin had an operating loss in 1997 of $307,000 or $0.08 per share, after taxes.

 Government Regulations

     Federal, state and local environmental control laws have had no material effect on capital expenditures, earnings or the competitive position of the Company.

 Patents and Trademarks

     As of December 31, 1997, the Company held the following interests in patents and trademarks:

     Adhesive and Polymer Related Patents - The Company's subsidiary, REFAC International, Ltd. ("RIL") owns the following United States patents covering the manufacture and composition of urethane polymer and epoxy materials:


 U.S.                  Title                                   Expiration
 Patent                                                           Date
 No.
 4,608,418   Hot Melt Composition and Process for Forming the
             Same                                               02/22/2005

 4,870,142   Novel Urethane Polymer Alloys With Reactive Epoxy
             Functional Groups                                  06/26/2008

 5,516,857   Thermoplastic Urethane Elastomeric Alloys          05/14/2013

 5,580,946   Thermoplastic Polyurethane-Epoxy Mixtures That
             Develop Cross-Linking Upon Melt Processing         12/03/2013


     In addition, the Company has three applications pending. The first relates to a hot-melt polyurethane adhesive composition that is suitable for high-volume operations like labeling and exposure to pasteurization, hot-filling, and/or cold storage. The second relates to a process oil modified hot-melt composition, and the third concerns thermoplastic urethane elastomeric alloys.

     Various foreign patents and applications corresponding to the above United States Patents and applications are issued or pending.

     The Company also owns the registered United States trademark "LAMBDA" for use with thermoplastic polymer adhesives for general manufacturing and has pending United States trademark applications for the mark "REFAC", for use
 with adhesives and elastomers, and the mark "Bondstar", for use with adhesives used in manufacturing, laminating and/or assembly of products.

     H. pylori and Dermatitis Patent - The Company's subsidiary, REFAC Biochemics Corporation ("RBC"), holds the exclusive right to grant licenses under United States Patent No. 5,409,903, entitled "Method and Compositions for the Treatment of H. pylori and Dermatitis", which expires April 25, 2012. RBC has committed to invest up to $120,000 for the prosecution and maintenance
 of the corresponding foreign patents and a clinical trial relating to this pharmaceutical composition.

     Conveyor Patents - RIL owns eight U.S. patents covering conveyors and conveyor buckets that expire at various times from February 15, 2000 to April 21, 2009 and the registered U.S. trademarks Econ-O-Lift , Maxecon and Swing Link . Various foreign patents and trademarks have issued.

     Robotic Patents - The Company owns eight U.S. patents covering multi-functional robotic end effectors and the Foreman registered U.S. trademark. These patents expire at various times from May 27, 2003 to November 1, 2011.

     Exclusive Rights to License under Other Patents - As mentioned in Item 1, in the Company's technology licensing business, it acquires from its Clients the exclusive right to license others to manufacture, use and/or sell,
 throughout the world or in specific markets, specific Client products and processes under their respective patents and/or in accordance with related technical know-how.
                            __________

     The Company does not believe that the loss or termination of any of the above patents or trademarks would have a materially adverse effect on its business.

 Employees

     As of December 31, 1997, the Company had 50 employees including 32 employees at Human Factors and four employees at Advanced Resin. The Company considers its relations with its employees to be excellent.

 Financial Information About Foreign and Domestic Operations and Product Sales

     The Company's business is principally conducted in the United States. Information concerning the aggregate of the Company's foreign source revenues from domestic operations for the three years ended December 31, 1997 is set forth in Note 8 of the Notes to the Company's Consolidated Financial Statements on Page 23 of its Annual Report to Stockholders for the year ended December 31, 1997. Said Page 23 is incorporated herein by reference. The Company is subject to the usual risks of doing business abroad, particularly currency fluctuations and foreign exchange controls.

 Item 2.  Properties

     The Company leases the entire 40th floor, consisting of approximately 7,800 square feet, in an office building located at 122 East 42nd Street, New York, New York under a lease which expires in the year 2004. The Company occupies approximately 5,100 square feet of space for its headquarters facility and subleases the remaining premises under subleases that are terminable upon six (6) months notice.

     Human Factors, a wholly-owned subsidiary, leases the entire 15th floor, consisting of approximately 10,000 square feet, in an office building located at 575 Eighth Avenue, New York, New York under a lease which expires in the year 2003. It also leases in the same building an additional 1,500 square feet under a lease which expires on October 31, 1998 and 900 square feet on a month-to-month basis.

     During 1997, Advanced Resin, a majority owned subsidiary of the Company (approximately 87% owned as of December 31, 1997 and approximately 93% owned as of March 21, 1998) leased offices and laboratory facilities consisting of approximately 2,010 square feet in Lawrence, Massachusetts under a lease with an expiration date in the year 2001. This lease was terminated by Agreement as of January 31, 1998 when Advanced Resin ceased its manufacturing operations
 and replaced by a one-year lease for 860 square feet for laboratory facilities. For further information, See "Item 1., Description of Business, Ceased Operations", Page 5.

     The Company's wholly-owned subsidiary, REFAC Financial Corporation, leases office facilities in Las Vegas, Nevada, which it considers to be suitable and adequate for the present needs.

 Item 3.  Legal Proceedings

     The Company is the plaintiff in the following patent lawsuit and a claimant in an arbitration incidental to its business. In the opinion of management, an adverse outcome in such lawsuit and/or arbitration will not have a materially adverse effect on the Company's financial position or results of operations.

     Storer Patent Litigation. On September 1, 1995, Dr. James A. Storer granted to the Company the exclusive right to establish through license or other suitable arrangements with third parties the manufacture, lease, sale and/or use of products under United States Patent No. 4,876,541 entitled "System for Dynamically Compressing and Decompressing Electronic Data" (the "Storer Patent"). On March 21, 1996, the Company filed a patent infringement suit against Hayes Microcomputer Products, Inc. ("Hayes") and Zoom Telephonics, Inc. ("Zoom") in the United States District Court for the
Eastern
 District of Massachusetts. The Company and Dr. Storer allege that defendants'
 data modems which employ the V.42 bis standard infringe the Storer Patent. The Company reached a settlement with Hayes in December, 1997. The litigation
 is continuing against Zoom with the jury trial scheduled for June, 1998. The Company expects this to be a significant and protracted litigation and, while the Company believes that it has meritorious patent infringement claims against Zoom, patent litigation is expensive with the outcome uncertain.

     KST Patent Arbitration. On May 12, 1997, the Company and Microsoft Corporation ("Microsoft") entered into a non-exclusive license under U.S. Patent No. 5,167,011 to Dr. W. Curtiss Priest (the "Priest Patent"), for
which
 the Company holds the exclusive licensing rights. The Priest Patent describes a system for coordinating information storage and retrieval. The Company and Microsoft have agreed to keep the terms of the license agreement confidential,
 with the amount of the license fee to be determined by arbitration. While the
 Company believes that it has meritorious position, the outcome of an arbitration is uncertain.

     Suit by Former Officer. At December 31, 1997, the only claim pending against the Company was a litigation commenced in United States District
Court
 for the Eastern District of New Jersey, on December 12, 1995, by the executrix of the estate of a former officer of the Company for compensation allegedly due under an employment arrangement. The Company believes that the claim is without any merit.

 Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                              PART II

 Item 5.  Market for the Company's Common Stock and Related Security Holder
 Matters

     The information required by this item is included on the inside cover of the Company's Annual Report to Stockholders for the year ended December
31,
 1997, which is hereby incorporated by reference.

 Item 6.  Selected Financial Data

     The information required by this item is included on the inside cover of the Company's Annual Report to Stockholders for the year ended December
31,
 1997, which is hereby incorporated by reference.

 Item 7.  Management's Discussion and Analysis of Financial Condition and
 Results of      Operations

     The information required by this item is included on Pages 10 and 11 of the Company's Annual Report to Stockholders for the year ended December 31, 1997, which pages are hereby incorporated by reference.

 Item 8.  Financial Statements

     The information required by this item is included on Pages 12 through 19 of the Company's Annual Report to Stockholders for the year ended December 31, 1997, which pages are hereby incorporated by reference.

 Item 9.  Changes in and Disagreements with Accountants on Accounting and
 Financial       Disclosure

     None.
                             PART III

 Item 10. Directors and Executive Officers of the Company

     The information required by this item is included on Pages 3 through 7 in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held in May, 1998 and is hereby incorporated herein by reference. Information concerning the Executive Officers of the Company is presented below.

                EXECUTIVE OFFICERS OF THE COMPANY

                                 Served in Such
                              Position or Office
 Name                    Age  Continually Since        Position (1)


 Robert L. Tuchman       55         1991          Chairman, President, Chief

                                                  Executive Officer and
General
                                                  Counsel (2)

 Raymond A. Cardonne, Jr.31         1997          Vice President (3)

 Robert Rescigno         32         1994          Secretary and Treasurer (4)

 Eugene M. Lang          79         1952          Chairman Emeritus (5)
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

          (2) Mr. Tuchman succeeded Eugene M. Lang as the Chief Executive Officer of the Company on January 6, 1997 and as Chairman of the
Board
          of Directors on June 30, 1997. He also serves as General Counsel. From August, 1991 until January 6, 1997, Mr. Tuchman served as the Company's President and Chief Operating Officer. From May, 1994 to March, 1997 he was Treasurer.

          (3) Mr. Cardonne joined the Company in December, 1997 as Vice President responsible for the licensing and commercialization of technologies. Prior to joining REFAC, from December, 1994 through November, 1997, Mr. Cardonne was a Vice President at Technology Management & Funding, L.P. From August, 1993 to December 1994, he worked for NEPA Venture Funds, an early stage venture capital firm, and the Lehigh Small Business Development Center. He previously worked at Ford Electronics from January, 1990 to July, 1993.

          (4) Mr. Rescigno joined the Company in April, 1994 as Secretary and Controller and became Treasurer in May, 1997. He previously served as an audit senior with Grant Thornton LLP, the Company's independent public accountants. He was a senior accountant for
Theiss
          and Theiss, certified public accountants, from January, 1989 to December, 1993, where he was responsible for the firm's quality review.

          (5) Mr. Lang, the Company's founder, served as the Chief Executive Officer of the Company from its inception in 1952 until January 6, 1997 when he relinquished such position pursuant to the terms of a Retirement Agreement. He continued as Chairman of the Board of Directors until June 30, 1997 and now serves as Chairman Emeritus, a member of the Board of Directors and a consultant to the Company.

 Item 11.  Executive Compensation

   The information required by this item is included on Pages 11 and 12 in the Company's definitive Proxy Statement in connection with the Annual
Meeting
 of Stockholders to be held in May, 1998 and is hereby incorporated herein by reference.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is included on Pages 2 through 4 in the Company's definitive Proxy Statement in connection with the Annual
Meeting
 of Stockholders to be held in May, 1998 and is hereby incorporated herein by reference.

 Item 13.  Certain Relationships and Related Transactions

   The information required by this item is included on Page 17 in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held in May, 1998 and is hereby incorporated herein by reference.

                             PART IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
 (a)(1) Financial Statements

   See index to financial statements on the inside cover of the Company's Annual Report to Stockholders for the year ended December 31, 1997, which is hereby incorporated by reference.

 (a)(2)  Schedules

   See index to financial statements on the inside cover of the Company's Annual Report to Stockholders for the year ended December 31, 1997, which is hereby incorporated by reference.

 (a)(3)  Exhibits

   See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.

 (b)  Reports on Form 8-K.

   Filed on January 15, 1997 relating to Stock Repurchase Agreement and Retirement Agreement with Eugene M. Lang.

   Filed on December 10, 1997 relating to the purchase of Human Factors Industrial Design, Inc.
                            Signatures

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REFAC Technology Development Corporation



 Date: March 18, 1998         /s/Robert L. Tuchman
                              Robert L. Tuchman, President and Chief
                              Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Company
 and in the capacities and on the dates indicated.




 March 18, 1998                        /s/Robert L. Tuchman
                                       Robert L. Tuchman, President,
                                       Chief Executive Officer, General
                                       Counsel and Director



 March 18, 1998                        /s/Eugene M. Lang
                                       Eugene M. Lang, Director



 March 18, 1998                        /s/Robert Rescigno
                                       Robert Rescigno, Secretary and
                                       Treasurer



 March 18, 1998                        Neil R. Austrian
                                       Neil R. Austrian, Director



 March 18, 1998                        Robin L. Farkas
                                       Robin L. Farkas, Director



                            Signatures
                           (Continued)




 March 18, 1998                        Mark N. Kaplan
                                       Mark N. Kaplan, Director



 March 18, 1998                        Herbert W. Leonard
                                       Herbert W. Leonard, Director



 March 18, 1998                        Douglas M. Spranger
                                       Douglas M. Spranger, Director



 March 18, 1998                        Ira T. Wender
                                       Ira T. Wender, Director



                          EXHIBIT INDEX



 Exhibit No.                       Exhibit

   3. Articles of Incorporation and By-laws of the Company as currently in effect. The
               Articles of Incorporation required by
               this item is included in the Company's
               Annual Report on Form 10-K for the year
               ended December 31, 1987 and in the
               Company's Quarterly Report on Form 10-Q
               for the quarter ended June 30, 1988, SEC file number 0-7704, and are hereby incorporated by reference. The By-laws of the Company are included herewith.

  10. Employment Agreement Amended and Restated dated December 13, 1996 between the Company and Robert L. Tuchman. The
               Exhibit required by this item is included in the Company's Annual Report on Form
               10-K for the year ended December 31,
               1996, SEC file number 0-7704, and is
               hereby incorporated by reference.

  13.          Annual Report to Security Holders of the
               Company for the year ended December 31,
               1997.

  21.          Subsidiaries of the Registrant.



                          EXHIBIT 3


 BY-LAWS OF
 REFAC TECHNOLOGY DEVELOPMENT CORPORATION
 (a Delaware Corporation)

 ______________________

 ARTICLE I

 MEETING OF STOCKHOLDERS

              Section 1. Annual Meeting. The Annual Meeting of Stock-holders for the election of directors shall be held on such date and at such time as shall be designated from time to time by the Board of Directors.

              Section 2.     Special Meetings.   Special meetings of the
     stockholders, unless otherwise prescribed by statute, may be called at any time by the Board or the President.

              Section 3. Notice of Meetings. Notice of the place, date and time of the holding of each annual and special meeting of the stockholders and, in the case of a special meeting, the purpose or purposes thereof, shall be given personally or by mail in a postage prepaid envelope to each stockholder of record entitled to vote at such meeting, not less than ten nor more than fifty days before the date of such meeting. If mailed, it shall be deposited in the mails within the above mentioned period and directed to such stockholder at his address as it appears on the records of the Corporation, unless he shall have filed with the Secretary of the Corporation a written request that notices to him be mailed to some other address, in which case it shall be directed to him at such other address. Notice of any meeting of stockholders shall not be required to be given to any stockholder who shall attend such meeting in person or by proxy and shall not, at the beginning of such meeting, object to the transaction of any business because the meeting is not lawfully called or convened, or who shall, either before or after the meeting, submit a signed waiver of notice, in person or by proxy. Unless the Board, after the adjournment of any meetings, shall fix after the adjournment a new record date for an adjourned meeting, notice of such adjourned meeting need not be given if the time and place to which the meeting shall be adjourned were announced at the meeting at which the adjournment is taken. At the adjourned meeting the Corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the adjourned meeting.

              Section 4.  Place of Meetings.  Meetings of the
     stockholders may be held at such place, within or without the State of Delaware, as the Board or the officer calling the same shall specify in the notice of such meeting, or as shall be specified in a duly executed waiver of notice thereof.

              Section 5. Quorum. At all meetings of the stockholders the holders of a majority of the votes of the shares of stock of the Corporation issued and outstanding and entitled to vote shall be present in person or by proxy to constitute a quorum for the transaction of any business, except when stockholders are required to vote by class, in which event a majority of the issued and outstanding shares of the appropriate class shall be present in person or by proxy, or except as otherwise provided by statute or in the Certificate of Incorporation. In the absence of a quorum, the holders of a majority of the votes of the shares of stock present in person or by proxy and entitled to vote, or, if no stockholder entitled to vote is present, any officer of the Corporation may adjourn the meeting from time to time. At any such adjourned meeting at which a quorum may be present any business may be transacted which might have been transacted at the meeting as originally called.

              Section 6. Organization. At each meeting of the stockholders the President, or in his absence or inability to act, a Vice President, or in the absence of any Vice President, any person chosen by a majority of those stockholders entitled to vote who are present, shall act as chairman of the meeting. The Secretary, or, in his absence or inability to act, an Assistant Secretary or any person appointed by the chairman of the meeting, shall act as secretary of the meeting and keep the minutes thereof.

              Section 7. Order of Business. The order of business at all meetings of the stockholders shall be as determined by the chairman of the meeting.

              Section 8. Voting. Except as otherwise provided by statute, the Certificate of Incorporation, or any certificate duly filed in the State of Delaware pursuant to Section 151 of the Delaware General Corporation law, each holder of record shares of stock of the Corporation having voting power shall be entitled to one vote for every share of such stock standing in his name on the record of stockholders of the Corporation on the date fixed by the Board as the record date for the determination of the stockholders who shall be entitled to notice of and to vote at such meeting;
     or if such record date shall not have been so fixed, then at the close of business on the day next preceding the day on which notice thereof shall be given, or if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. Each stockholder entitled to vote at any meeting of stockholders may authorize another person or persons (not reasonable in number, as shall be determined by the Chairman of such meetings) to act for him by a proxy signed by such stockholder or his attorney-in-fact. Any such proxy shall be delivered to the secretary of such meeting at or prior to the time designated in the order of business for so delivering such proxies. No proxy shall be valid after the expiration of three years from the date thereof, unless otherwise provided in the proxy. Every proxy shall be revocable at the pleasure of the stockholder executing it, except in those cases where an irrevocable proxy is given and is permitted by law. Except as otherwise provided by statute, these By-Laws, or the Certificate of Incorporation, any corporate action to be taken by vote of the stockholders shall be authorized by a majority of the total votes, or when stockholders are required to vote by class by a majority of the votes of the appropriate class, cast at a meeting of stockholders by the holders of shares present in person or represented by proxy and entitled to vote on such action. Unless required by statute, or determined by the chairman of the meeting to be advisable, the vote on any question need not be by written ballot. On a vote by written ballot, each ballot shall be signed by the stockholder voting, or by his proxy, if there be such proxy, and shall state the number of shares voted.

              Section 9. List of Stockholders. The officer who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

              Section 10. Inspectors. The Board may, in advance of any meeting of stockholders, appoint one or more inspectors to act at such meeting or any adjournment thereof. If the inspectors shall not be so appointed or if any of them shall fail to appear or act, the chairman of the meeting may, and on the request of any stockholder entitled to vote thereat shall, appoint inspectors. Each inspector, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspectors shall determine the number of shares outstanding and the voting power of each, the number of shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determine the result, and do such acts as are proper to conduct the election or vote with fairness to all stockholders. On request of the chairman of the meeting or any stockholder entitled to vote thereat, the inspectors shall make a report in writing of any challenge, request or matter determined by them and shall execute a certificate of any fact found by them. No director or candidate for the office of director shall act as inspector of an election of directors. Inspectors may, but need not be, stockholders.

              Section 11. Consent of Stockholders in Lieu of Meeting. In order that the corporation may determine the stockholders entitled to consent to corporate action in writing without a meeting, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which date shall not be more than ten (10) days after the date upon which the resolution fixing the record date is adopted by the Board of Directors. Any stockholder of record seeking to have the stockholders authorize or take corporate action by written consent shall, by written notice to the secretary, request the Board of Directors to fix a record date. The Board of Directors shall promptly, but in all events within ten (10) days after the date on which such a request is received, adopt a resolution fixing the record date. If no record date has been fixed by the Board of Directors within ten (10) days of the date on which such a request is received, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is required by applicable law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the corporation by delivery to its registered office in the State of Delaware, its principal place of business, or an officer or agent of the corporation having custody of the book in which proceedings of stockholders meetings are recorded, to the attention of the Secretary of the corporation. Delivery shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by applicable law, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the date on which the Board of Directors adopts the resolution taking such prior action.


         Section 12. Nature of Business at Meetings of Stockholders. No business may be transacted at an annual meeting of stockholders, other than business that is either (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors (or any duly authorized committee thereof), (b) otherwise properly brought before the annual meeting by or at the direction of the Board of Directors (or any duly authorized committee thereof) or (c) otherwise properly brought before the annual meeting by any stockholder of the Corporation (i) who is a stockholder of record on the date of the giving of the notice provided for in this Section and on the record date for the determination of stockholders entitled to vote at such annual meeting and (ii) who complies with the notice procedures set forth in this Section.

              In addition to any other applicable requirements, for business to be properly brought before an annual meeting by a stockholder, such stockholder must have given timely notice thereof in proper written form to the Secretary of the Corporation.

              To be timely, a stockholder's notice to the Secretary must be delivered to or mailed and received at the principal executive offices of the Corporation not less than sixty (60) days nor more than ninety
     (90) days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within thirty
     (30) days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever first occurs.

              To be in proper written form, a stockholder's notice to the Secretary must set forth as to each matter such stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and record address of such stockholder, (iii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by such stockholder, (iv) a description of all arrangements or understandings between such stockholder and any other person or persons (including their names) in connection with the proposal of such business by such stockholder and any material interest of such stockholder in such business and (v) a representation that such stockholder intends to appear in person or by proxy at the annual meeting to bring such business before the meeting.

              No business shall be conducted at the annual meeting of stockholders except business brought before the annual meeting in accordance with the procedures set forth in this Section; provided, however, that, once business has been properly brought before the annual meeting in accordance with such procedures, nothing in this Section shall be deemed to preclude discussion by any stockholder of any such business. If the Chairman of an annual meeting determines that business was not properly brought before the annual meeting in accordance with the foregoing procedures, the Chairman shall declare to the meeting that the business was not properly brought before the meeting and such business shall not be transacted.

                          ARTICLE II

                      BOARD OF DIRECTORS

              Section 1.  General Powers.   The business and affairs of
     the Corporation shall be managed by the Board. The Board may exercise all such authority and powers of the Corporation and do all such lawful acts and things as are not by statute or the Certificate of Incorporation directed or required to be exercised or done by the stockholders.

              Section 2. Number, Qualifications, Election and Term of Office. The number of directors of the Corporation shall be 7, but, by vote of a majority of the entire Board, the number thereof may be increased to a total of 11 directors, subject to the provisions of Section 11 of Article II. All of the directors shall be of full age. Directors need not be stockholders. Except as otherwise provided by statute or these ByLaws, the directors shall be elected at the annual meeting of stockholders for the election of directors, or a special meeting of the Stockholders called for the purpose of election of directors, and the persons receiving a plurality of the votes cast at such election shall be elected provided that a quorum is present. Each director shall hold office until the next annual meeting of the stockholders and until his successor shall have been duly elected and qualified, or until his death, or until he shall have resigned, or have been removed, as hereinafter provided in these ByLaws, or as otherwise provided by statute or the Certificate of Incorporation.

              Section 3. Place of Meetings. Meetings of the Board may be held at such place, within or without the State of Delaware, as the Board may from time to time determine or as shall be specified in the notice or waiver of notice of such meeting.

              Section 4. First Meeting. The Board shall meet for the purpose of organization, the election of officers and the transaction of other business, as soon as practicable after each annual meeting of the stockholders, on the same day and at the same place where such annual meeting shall be held. Notice of such meeting need not be given. Such meeting may be held at any other time or place (within or without the State of Delaware) which shall be specified in a notice thereof given as hereinafter provided in Section 7 of this Article II.

              Section 5. Regular Meetings. Regular meetings of the Board shall be held at such time and place as the Board may from time to time determine. If any day fixed for a regular meeting shall be a legal holiday at the place where the meeting is to be held, then the meeting which would otherwise be held on that day shall be held at the same hour on the next succeeding business day.
     Notice of regular meetings of the Board need not be given except as otherwise required by statute or these By-Laws.

              Section 6. Special Meetings. Special meetings of the Board may be called by two or more directors of the Corporation or by the President.

              Section 7. Notice of Meetings. Notice of each special meeting of the Board (and of each regular meeting for which notice shall be required) shall be given by the Secretary as hereinafter provided in this Section 7, in which notice shall be stated the time and place (within or without the State of Delaware) of the meeting. Notice of each such meeting shall be delivered to each director either personally or by telephone, telegraph, cable or wireless, at least twenty-four hours before the time at which such meeting is to be held or by first-class mail, postage prepaid, addressed to him at his residence, or usual place of business, deposited in the mails at least three days before the day on which such meeting is to be held. Notice of any such meeting need not be given to any director who shall, either before or after the meeting, submit a signed waiver of notice or who shall attend such meeting without protesting, prior to or at its commencement, the lack of notice to him. Except as otherwise specifically required by these By-Laws, a notice or waiver of notice of any regular or special meeting need not state the purposes of such meeting.

              Section 8. Quorum and Manner of Acting. A majority of the entire Board shall be present in person at any meeting of the Board in order to constitute a quorum for the transaction of business at such meeting, and, except as otherwise expressly required by statute or the Certificate of Incorporation, the act of a majority of the directors present at any meeting at which a quorumis present shall be the act of the Board. In the absence of a quorum at any meeting of the Board, a majority of the directors present thereat, or if no director be present, the Secretary may adjourn such meeting to another time and place, or such meeting, unless it be the first meeting of the Board, need not be held. Notice of such adjourned meeting need not be given if the time and place to which the meeting is to be adjourned were announced at the meeting at which the adjournment is taken. At any adjourned meeting at which a quorum is present, any business may be transacted which might have been transacted at the meeting as originally called. Except as provided in Article III of these By-Laws, the directors shall act only as a Board and the individual directors shall have no power as such.

              Section 9. Organization. At each meeting of the Board, the President (or, in his absence or inability, a director chosen by a majority of the directors present) shall act as chairman of the meeting and preside thereat. The Secretary (or, in his absence or inability to act, any person appointed by the chairman) shall act as secretary of the meeting and keep the minutes thereof.

              Section 10. Resignations. Any director of the Corporation may resign at any time by giving written notice of his resignation to the Board, the President or the Secretary. Any such resignation shall take effect at the time specified therein or, if the time when it shall become effective shall not be specified therein, immediately upon its receipt; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

              Section 11. Vacancies.   Vacancies may be filled by a
     majority of the directors then in office, though less than a quorum, or by a sole remaining director, and the directors so chosen shall hold office until the next annual election and until their successors are duly elected and shall qualify, unless sooner displaced. If there are no directors in office, then an election of directors may be held in the manner provided by statute. If, at the time of filling any vacancy or any newly created directorship, the directors then in office shall constitute less than a majority of the whole board (as constituted immediately prior to any such increase), the Court of Chancery may, upon application of any holder or holders of at least ten percent of the votes of the shares at the time outstanding having the right to vote for such directors, summarily order an election to be held to fill any such vacancies or newly created directorships, or to replace the directors chosen by the directors then in office. Except as otherwise provided in these By-Laws, when one or more directors shall resign from the Board, effective at a future date, a majority of the directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each director so chosen shall hold office as provided in this section in the filling of other vacancies.

              Section 12. Removal of Directors. Except as otherwise provided in the Certificate of Incorporation or in these By-Laws, any director may be removed, either with or without cause, at any time, by the affirmative vote of [__]% of the votes of the issued and outstanding stock entitled to vote for the election of directors of the Corporation given at a special meeting of the stockholders called and held for the purpose; and the vacancy in the Board caused by any such removal may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director. The provisions in this Section 12 may not be repealed or amended in any respect or in any manner except by the affirmative vote of the holders of not less than [__]% of the outstanding shares of common stock of the corporation.

              Section 13. Compensation. The Board shall have authority to fix the compensation, including fees and reimbursement of expenses, of directors for services to the Corporation in any capacity, provided no such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.

              Section 14. Action Without Meeting. Any action required or permitted to be taken at any meeting of the Board or of any committee thereof may be taken without a meeting if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee.

              Section 15. Action by Conference Telephone. Members of the Board or any committee may participate in a meeting of the Board or such committee by means of conference telephone or similar communications equipment by means of which all persons participating in such meeting may hear each other, and such participation shall constitute presence in person at such meeting.


 Section 16. Nomination of Directors. Only persons who are nominated in accordance with the following procedures shall be eligible for election as directors of the Corporation, except as may be otherwise provided in the Certificate of Incorporation with respect to the right of holders of preferred
 stock of the Corporation to nominate and elect a specified number of directors in certain circumstances. Nominations of persons for election to the Board of Directors may be made at any annual meeting of stockholders, or at any special meeting of stockholders called for the purpose of electing directors,
 (a) by or at the direction of the Board of Directors (or any duly authorized committee thereof) or (b) by any stockholder of the Corporation (i) who is a stockholder of record on the date of the giving of the notice provided for in this Section and on the record date for the determination of stockholders entitled to vote at such meeting and (ii) who complies with the notice procedures set forth in this Section.

     In addition to any other applicable requirements, for a nomination to be made by a stockholder, such stockholder must have given timely notice thereof in proper written form to the Secretary of the Corporation.

     To be timely, a stockholder's notice to the Secretary must be delivered to or mailed and received at the principal executive offices of the Corporation (a) in the case of an annual meeting, not less than sixty (60) days nor more than ninety (90) days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close
 of business on the tenth (10th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever first occurs; and (b) in the case of a special meeting of stockholders called for the purpose of electing directors, not later than the close of business on the tenth (10th) day following the day on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever first occurs.

     To be in proper written form, a stockholder's notice to the Secretary must set forth (a) as to each person whom the stockholder proposes to nominate
 for election as a director (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class or series and number of shares of capital stock of the
 Corporation which are owned beneficially or of record by the person and (iv) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder; and
(b)
 as to the stockholder giving the notice (i) the name and record address of such stockholder, (ii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by such stockholder, (iii) a description of all arrangements or understandings between
 such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder, (iv) a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice and (v) any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.

     No person shall be eligible for election as a director of the Corporation unless nominated in accordance with the procedures set forth in this Section. If the Chairman of the meeting determines that a nomination was
 not made in accordance with the foregoing procedures, the Chairman shall declare to the meeting that the nomination was defective and such defective nomination shall be disregarded.

                         ARTICLE III

                EXECUTIVE AND OTHER COMMITTEES

              Section 1. Executive and Other Committees. The Board may, by resolution passed by a majority of the whole Board, designate one or more committees, each committee to consist of one or more of the directors of the Corporation. The Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of any member of such committee or committees, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board to act at the meeting in the place of any such absent or disqualified member. Any such committee, to the extent provided in the resolution creating the same, shall have and may exercise the powers of the Board in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; provided, however, that no committee shall have power or authority to amend the Certificate of Incorporation, adopt an agreement of merger or consolidation, recommend to the stockholders the dissolution of the Corporation or a revocation of a dissolution, or amend these By-Laws. Any committee shall have the power and authority to declare a dividend or authorize the issuance of stock of the Corporation. Each committee shall keep written minutes of its proceedings and shall report such minutes to the Board when required. All such proceedings shall be subject to revision or alteration by the Board; provided, however, that third parties shall not be prejudiced by such revision or alteration.

              Section 2. General. A majority of any committee may determine its action and fix the time and place of its meetings, unless the Board shall otherwise provide. Notice of such meetings shall be given to each member of the committee in the manner provided for in Article II, Section 7. The Board shall have any power at any time to fill vacancies in, to change the membership of, or to dissolve any such committee. Nothing herein shall be deemed to prevent the Board from appointing one or more committees consisting in whole or in part of persons who are not directors of the Corporation; provided, however, that no such committee shall have or exercise any authority of the Board.

                         ARTICLE IV

                           OFFICERS

              Section 1. Number and Qualifications. The officers of the Corporation shall include the President, one or more Vice
     Presidents (one or more of whom may be designated Executive Vice President or Senior Vice President), the Treasurer, Controller and the Secretary. Any two or more offices may be held by the same person. Such officers shall be elected from time to time by the Board, each to hold office until the meeting of the Board following the next annual meeting of the stockholders, or until his successor shall have been duly elected and shall have qualified, or until his death, or until he shall have resigned, or have been removed, as hereinafter provided in these By-Laws.
     The Board may from time to time elect, or the President may appoint, such other officers (including one or more Assistant Vice Presidents, Assistant Secretaries and Assistant Treasurers), and such agents, as may be necessary or desirable for the business of the Corporation. Such other officers and agents shall have such duties and shall hold their offices for such terms as may be prescribed by the Board or by the appointing authority.

              Section 2. Resignations. Any officer of the Corporation may resign at any time by giving written notice of his resignation to the Board, the President or the Secretary. Any such resignation shall take effect at the time specified therein or, if the time when it shall become effective shall not be specified therein, immediately upon its receipt; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

              Section 3. Removal. Any officer or agent of the Corporation may be removed, either with or without cause, at any time, by the vote of the majority of the entire Board at any meeting of the Board or, except in the case of an officer or agent elected or appointed by the Board, by the President. Such removal shall be without prejudice of the contractual rights, if any, of the person so removed.

              Section 4.  Vacancies.   A vacancy in any office, whether
     arising from death, resignation, removal or any other cause, may be filled for the unexpired portion of the term of the office which shall be vacant, in the manner prescribed in these By-Laws for the regular election or appointment to such office.

              Section 5. The President. The President shall be the chief executive officer of the Corporation and shall have the general and active management of the business of the Corporation and general and active supervision and direction over the other officers, agents and employees and shall see that their duties are properly performed. He shall, if present, preside at each meeting of the stockholders and of the Board and shall be an ex officio member of all committees of the Board. He shall perform all duties incident to the office of President and chief executive officer and such other duties as may from time to time be assigned to him by the Board.

              Section 6. Vice Presidents. Each Executive Vice President, each Senior Vice President and each Vice President shall have such powers and perform all such duties as from time to time may be assigned to him by the President or the Board of Directors.

              Section 7. The Treasurer. The Treasurer shall be the chief financial officer of the Corporation and shall exercise general supervision over the receipt, custody and disbursement of corporate funds. He shall have such further powers and duties as may be conferred upon him from time to time by the President or the Board of Directors.

              Section 8.  The Controller.   The Controller shall be the
     chief accounting officer of the Corporation and shall maintain adequate records of all assets, liabilities and transactions of the Corporation; he shall establish and maintain internal accounting control and, in cooperation with the independent public accountants selected by the Board, shall supervise internal auditing. He shall have such further powers and duties as may be conferred upon him from time to time by the President or the Board of Directors.

              Section 9. The Secretary. The Secretary shall (a) record and keep or cause to be kept in one or more books provided for the purpose, the minutes of all meetings of the Board, the committees of the Board and the stockholders;

                     (b) see that all notices are duly given in accordance with the provisions of these By-Laws and as required by law;

                     (c) be custodian of the records and the seal of the Corporation and affix and attest the seal to all stock certificates of the Corporation (unless the seal of the Corporation on such certificates shall be a facsimile, as hereinafter provided and affix and attest the seal to all other documents to be executed on behalf of the Corporation under its seal;

                     (d) see that the books, reports, statements, certificates and other documents and records required by law to be kept and filed are properly kept and filed; and

                     (e) in general, perform all the duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the Board or the President.


              Section 10. Officers' Bonds or Other Security. If required by the Board, any officer of the Corporation shall give a bond or other security for the faithful performance of his duties, in such amount and with such surety or sureties as the Board may require.

              Section 11. Compensation. The compensation of the officers of the Corporation for their services as such officers shall be fixed from time to time by the Board; provided, however, that the Board may delegate to the President the power to fix the compensation of officers and agents appointed by the President, as the case may be. An officer of the Corporation shall not be prevented from receiving compensation by reason of the fact that he is also a director of the Corporation, but any such officer who shall also be a director shall not have any vote in the determination of the amount of compensation paid to him.

                          ARTICLE V

                       INDEMNIFICATION

              The Corporation shall, to the fullest extent permitted by the General Corporation Law of the State of Delaware, indemnify, members of the Board and may, if authorized by the Board, indemnify its officers and any and all persons whom it shall have power to indemnify against any and all expenses, liabilities or other matters.



                          ARTICLE VI

        CONTRACTS, CHECKS, DRAFTS, BANK ACCOUNTS, ETC.

              Section 1. Execution of Contracts. Except as otherwise required by statute, the Certificate of Incorporation or these By-Laws, any contracts or other instruments may be executed and delivered in the name and on behalf of the Corporation by such officer or officers (including any assistant officer) of the Corporation as the Board may from time to time direct. Such authority may be general or confined to specific instances as the Board may determine. Unless authorized by the Board or expressly permitted by these By-Laws, an officer or agent or employee shall not have any power or authority to bind the Corporation by and contract or engagement or to pledge its credit or to render it pecuniarily liable for any purpose or to any amount.

              Section 2. Loans. Unless the Board shall otherwise determine, either (a) the President, singly, or (b) any two Vice Presidents, jointly, or (c) a Vice President, together with the Treasurer, may effect loans and advances at any time for the Corporation from any bank, trust company or other institution, or from any firm, corporation or individual, and for such loans and advances may make, execute and deliver promissory notes, bonds or other certificates or evidences of indebtedness of the Corpora-

     tion, but no officer or officers shall mortgage, pledge, hypothecate or transfer any securities or other property of the Corporation, except when authorized by the Board.

              Section 3.  Checks, Drafts, etc.   All checks, drafts, bills
     of exchange or other orders for the payment of money out of the funds of the Corporation, and all notes or other evidences of indebtedness of the Corporation, shall be signed in the name and on behalf of the Corporation by such persons and in such manner as shall from time to time be authorized by the Board.

              Section 4. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositaries as the Board may from time to time designate or as may be designated by any officer or Officers of the Corporation to whom such power of designation may from time to time be delegated by the Board. For the purpose of deposit and for the purpose of collection for the account of the Corporation, checks, drafts and other orders for the payment of money which are payable to the order of the Corporation may be endorsed, assigned and delivered by any officer or agent of the Corporation, or in such other manner as the Board may determine by resolution.

              Section 5. General and Special Bank Accounts. The Board may from time to time authorize the opening and keeping of general and special bank accounts with such banks, trust companies or other depositaries as the Board may designate or as may be designated by any officer or officers of the Corporation to whom such power of designation may from time to time be delegated by the Board. The Board may make such special rules and regulations with respect to such bank accounts, not inconsistent with the provisions of these By-Laws, as it may deem expedient:

              Section 6. Proxies in Respect of Securities of Other Corporations. Unless otherwise provided by resolution adopted by the Board of Directors, the President, or a Vice President may, from time to time, in the name and on behalf of the Corporation
     (a) cast the votes which the Corporation may be entitled to cast as the holder of stock or other securities in any other corporation any of whose stock or other securities may be held by the Corporation, at meetings of the holders of the stock or other securities of such other corporation, or consent in writing, in the name of the Corporation as such holder, to any action by such other corporation, and execute or cause to be executed in the name and on behalf of the Corporation and under its corporate seal, or otherwise, all such written proxies or other instruments as he may deem necessary or proper in the premises, and (b) appoint an attorney or attorneys or agent or agents, of the Corporation, to take any of such actions and instruct the person or persons so appointed as to the manner of casting such votes or giving such consent.

                         ARTICLE VII

                         SHARES, ETC.

              Section 1. Stock Certificates. Each holder of stock of the Corporation shall be entitled to have a certificate, in such form as shall be approved by The Board, certifying the number of shares of stock of the Corporation owned by him. The certificates representing shares of stock shall be signed in the name of the Corporation by the President or a Vice President and by the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer and may be sealed with the seal of the Corporation (which seal may be a facsimile, engraved or printed). Any signature on such certificates may be facsimile, engraved or printed. In case any officer, transfer agent or registrar who shall have signed or whose facsimile signature shall have been placed upon such certificates no longer holds such office, the shares represented thereby may nevertheless be issued by the Corporation with the same effect as if such officer were still in office at the date of their issue.

              Section 2. Books of Account and Record of Stockholders. The books and records of the Corporation may be kept at such places, within or without the State of Delaware, as the Board may from time to time determine. The stock record books and the blank stock certificate books shall be kept by the Secretary or by any other officer or agent designated by the Board.

              Section 3.  Transfers of Shares.   Transfers of shares of
     stock of the Corporation shall be made on the stock records of the Corporation only upon authorization by the registered holder thereof, or by his attorney "hereunto authorized by power of attorney duly executed and filed with the Secretary or with a transfer agent or transfer clerk, and on surrender of the certificate or certificates for such shares properly endorsed or accompanied by a duly executed stock transfer power and the payment of all taxes thereon otherwise provided by law, the Corporation shall be entitled to recognize the exclusive right of a person in whose name any share or shares stand on the record of stockholders as the owner of such share or shares for all purposes , including, without limitation, the rights to receive dividends or other distributions, and to vote as such owner, and the Corporation may hold any such stockholder of record liable for calls and assessments and the Corporation shall not be bound to recognize any equitable or legal claim to or interest in any such share or shares on the part of any other person whether or not it shall have express or other notice thereof. Whenever any transfers of shares shall be made for collateral security and not absolutely, and both the transferor and transferee request the Corporation to do so, such fact shall be stated in the entry of the transfer.

              Section 4. Regulations. The Board may make such additional rules and regulations, not inconsistent with these By-Laws, as it may deem expedient concerning the issue, transfer and registration of certificates for shares of stock of the Corporation. It may appoint, or authorize any officer or officers to appoint, one or more transfer agents or one or more transfer clerks and one or more registrars and may require all certificates for shares of stock to bear the signature or signatures of any of them.

              Section 5. Lost, Destroyed or Mutilated Certificates. The holder of any certificate representing shares of stock of the Corporation shall immediately notify the Corporation of any loss, destruction or mutilation of such certificate, and the Corporation may issue a new certificate of stock in the place of any certificate theretofore issued by it which the owner thereof shall allege to have been lost, stolen or destroyed, or which shall have been mutilated, and the Board may, in its discretion, require such owner or his legal representatives to give to the Corporation a bond in such sum, limited or unlimited, and in such form and with such surety or sureties as the Board in its absolute discretion shall determine, to indemnify the Corporation against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate, or the issuance of a new certificate. Anything herein to the contrary notwithstanding, the Board, in its absolute discretion, may refuse to issue any such new certificate, except pursuant to legal proceedings under the laws of the State of Delaware.

              Section 6. Stockholder's Right of Inspection. Any stockholder of record of the Corporation, in person or by attorney or other agent, shall upon written demand under oath stating the purpose thereof, have the right during the usual hours for business to inspect for any proper purpose the Corporation's stock ledger, a list of its stockholders, and its other books and records, and to make copies or extracts therefrom. A proper purpose shall mean a purpose reasonably related to such person's interest as a stockholder. In every instance where an attorney or other agent shall be the person who seeks the right to inspection, the demand under oath shall be accompanied by a power of attorney or such other writing which authorizes the attorney or other agent to so act on behalf of the stockholder. The demand under oath shall be directed to the Corporation at its registered office in the State of Delaware or at its principal place of business.

              Section 7. Fixing of Record Date. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board may fix a new record date for the adjourned meeting.

                        ARTICLE VIII

                           OFFICES

              Section 1. Registered Office and Registered Agent. The registered office of the Corporation in the State of Delaware shall be at No. 100 West Tenth Street, in the City of Wilmington, in the County of New Castle. The name of the resident agent at such address shall be The Corporation Trust Company.

              Section 2. Other Offices. The Corporation may also have an office or offices other than said registered office at such place or places, either within or without the State of Delaware, as the Board shall from time to time determine or the business of the Corporation may require.

                          ARTICLE IX

                         FISCAL YEAR

              The fiscal year of the Corporation shall be determined by the Board.



                          ARTICLE X

                             SEAL

              The Board shall provide a corporate seal, which shall be in the form of the name of the Corporation, the year of its incorporation, and the words Corporate Seal, Delaware.

                          ARTICLE XI

                          AMENDMENTS

              These By-Laws may be amended or repealed, or new By-Laws may be adopted, at any annual or special meeting of the stockholders, by a majority of the total votes of the stockholders or when stockholders are required to vote by class by a majority of the appropriate class, present in person or by proxy and entitled to vote on such action; provided, however, that the notice of such meeting shall have been given as provided in these By-Laws, which notice shall mention that amendment or repeal of these By-Laws, or the adoption of new By-Laws, is one of the purposes of such meeting. These By-Laws may also be amended or repealed, or new By-Laws may be adopted, by the Board at any meeting thereof provided that By-Laws adopted by the Board may be amended or repealed by the stockholders as hereinabove provided.


















                          EXHIBIT 10

                          EXHIBIT 13

                          EXHIBIT 21


                SUBSIDIARIES OF THE REGISTRANT



                                          Jurisdiction
  Name (l, 2)                             of Incorporation

Advanced Resin Technology, Inc. (3)       New Hampshire
Human Factors Industrial Design, Inc. (4) New York
REFAC International, Ltd.                 Nevada
     REFAC Biochemics Corporation (5)     Delaware
     REFAC Financial Corporation          Delaware
REFAC International, S.A.  (6)            Switzerland
REFAC International (U.K.) Ltd. (6)       England
REFAC Services Corporation                New York
Selective Licensing & Promotion, Ltd. (7) Delaware

(1) The Consolidated Financial Statements, included herein, include the accounts of the Registrant and all of the above subsidiaries.

(2)  Subsidiaries of subsidiaries are indented.

(3) The Company owned approximately 87% of the outstanding capital stock of Advanced Resin Technology, Inc. as at December 31, 1997 and approximately 93% as of March 21,1998.

(4)  Acquired on November 26, 1997.

(5)  Formed on December 2, 1997.

(6)  This corporation is in the process of being liquidated.

(7)  Formed on January 21, 1998.
















    REFAC TECHNOLOGY DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     FINANCIAL STATEMENTS OF
                  ANNUAL REPORT ON FORM 10-K TO
              THE SECURITIES AND EXCHANGE COMMISSION

                   YEAR ENDED DECEMBER 31, 1997

                  INDEX TO FINANCIAL STATEMENTS


 1.  Financial Statements

     The Consolidated Financial Statements to be included in Part II, Item 8 are incorporated by reference to the Annual Report to Stockholders of REFAC Technology Development Corporation for the year ended December 31, 1997, copies of which accompany this report.

     All schedules required by Item 14(a) (2) have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or accompanying notes.