Form 10-Q
period 1998-03-31
REFAC TECHNOLOGY DEVELOPMENT CORP
filed 1998-05-15
CIK 82788

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                            FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarter Ended March 31, 1998

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


     The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of May 1, 1998 was 3,793,761.

             REFAC TECHNOLOGY DEVELOPMENT CORPORATION


                              INDEX


                                                              Page

Part I.  Financial Information



Condensed Consolidated Balance Sheets
 March 31, 1998 (unaudited) and December 31, 1997               3


Condensed Consolidated Statements of Operations
 Three Months Ended March 31, 1998 and 1997
 (unaudited)                                                    4


Condensed Consolidated Statements of Cash Flows
 Three Months Ended March 31, 1998 and 1997
 (unaudited)                                                    5


Notes to Condensed Consolidated Financial
 Statements                                                    6-9


Management's Discussion and Analysis of Financial
 Conditions and Results of Operations                         10-13


Part II.  Other Information                                     13

REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     MAR. 31        DEC. 31
ASSETS                                                1998           1997
Current Assets                                     (UNAUDITED)        *
  Cash and cash equivalents                        $2,757,990     $2,867,563
  Marketable securities                                 -          2,503,000
  Royalties receivable                                696,879        662,976
  Accounts receivable, net                          1,111,432        814,599
  Prepaid expenses                                     74,244         55,069
  Total current assets                              4,640,545      6,903,207

Property and equipment, net                           736,367        445,866
License-related securities                         21,503,823     22,777,247
Investments being held to maturity                  1,122,907      1,229,028
Other assets                                          721,313        712,731
Goodwill, net                                       4,988,385      5,073,414
                                                  $33,713,340    $37,141,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                   $167,970       $126,446
  Accrued expenses                                    392,453        548,165
  Amounts payable under license agreements            247,178        234,993
  Deferred revenue                                    196,727        103,235
  Notes payable-former Human Factors shareholders        -         5,309,564
  Income taxes payable                                816,882        258,508
  Total current liabilities                         1,821,210      6,580,911

Deferred income taxes                               7,069,580      7,493,016
Other liabilities-deferred compensation               445,058        445,058

Minority interest                                       8,968           -
Stockholders' Equity
  Common stock, $.10 par value                        544,940        541,340
  Additional paid-in-capital                        9,974,548      9,440,573
  Retained earnings                                15,112,669     13,890,734
  Unrealized gain on license-related securities    13,024,606     13,752,459
  Cumulative translation adjustment                      -           198,362
  Treasury stock, at cost                         (13,874,488)   (14,774,300)
  Receivable from issuance of common stock and
    warrants                                         (413,751)      (426,660)
  Total stockholders' equity                       24,368,524     22,622,508
                                                  $33,713,340    $37,141,493

*Derived from audited financial statements
See accompanying notes to the condensed consolidated financial statements
Page 3


REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                 Three Months Ended March 31,
                                                     1998           1997
Revenues
  Royalties                                        $760,412       $873,225
  Service fees                                      911,872           -
  Realized gains on license-related securities    1,682,156        724,573
  Dividend income from license-related securities   164,500        157,080
  Sales                                              27,815         44,140
Total revenues                                    3,546,755      1,799,018

Costs and Expenses
  Service expenses                                  923,460        244,510
  Selling, general and administrative expenses      720,847        481,414
  Cost of goods sold                                 14,397         38,195
Total operating expenses                          1,658,704        764,119
Operating income                                  1,888,051      1,034,899

Other income and expenses
  (Loss) gain on marketable securities tranactions   (2,693)        19,264
  Dividend and interest income                       38,782         99,288
  Gains from foreign currency transactions             -            10,638
    Income before provision for taxes on income
      and minority interest                       1,924,140      1,164,089
  Provision for taxes on income                     696,647        336,262
    Income before minority interest               1,227,493        827,827
  Minority interest in subsidiary loss                2,532         11,884
Net income                                       $1,230,025       $839,711

Basic earnings per common share                       $0.32          $0.23
Diluted earnings per common share                     $0.32          $0.22


See accompanying notes to the condensed consolidated financial statements.
Page 4



REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                 Three Months Ended March 31,
                                                     1998          1997
Cash Flows from Operating Activities
  Net income                                     $1,230,025      $839,711
  Adjustments for reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                   146,367        29,403
    Net gain on sale of securities               (1,679,463)     (724,520)
    Deferred income taxes                             9,528        33,603
    Other                                             2,727       (26,379)
    (Increase) decrease in assets:
      Royalties receivable                          (33,903)     (220,366)
      Accounts receivable                          (283,924)        5,135
      Prepaid expenses                              (19,175)      (11,996)
      Proceeds from sale of marketable securities 2,500,307     2,324,677
      Other assets                                 (172,531)      474,659
    Increase (decrease) in liabilties:
      Accounts payable and accrued expenses        (105,220)     (123,387)
      Amounts payable under service agreements       12,185       (62,805)
      Deferred revenue                               93,492          -
      Income taxes payable                          558,374        46,486
Net cash provided by operating activities         2,258,789     2,584,221

Cash Flows from Investing Activities
  Proceeds from sales of license-related
    securities                                    1,834,591       731,356
  Purchase of investments being held to maturity    106,121          -
  Additions to property and equipment              (344,574)      (26,857)
Net cash provided by investing activities         1,596,138       704,499

Cash Flows from Financing Activities
  Proceeds from exercise of stock options            85,500         5,219
  Proceeds from short-term borrowings                  -          815,828
  Repayment of short-term borrowing                    -         (815,828)
  Repayment of note payable-former Human Factors
    shareholders                                 (4,050,000)         -
  Dividends paid                                       -       (2,700,943)
  Acquisition of treasury stock                        -      (14,874,862)
Net cash used in financiang activities           (3,964,500)  (17,570,586)

Effect of exchange rate changes on cash                -            1,684
Net decrease in cash and cash equivalents          (109,573)  (14,280,182)

Cash and cash equivalents at beginning fo period  2,867,563    15,412,077
Cash and cash equivalents at end of period       $2,757,990    $1,131,895

See accompanying notes to the condensed consolidated financial statements
Page 5


REFAC TECHNOLOGY DEVELOPMENT CORPORATION
Notes to Condensed Consolidated Financial Statements



     1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of REFAC Technology Development Corporation (the "Company") at March 31, 1998 and December 31, 1997, and the results of its operations, its cash flows and comprehensive income for the three month interim period presented.

     The accounting policies followed by the Company are set forth in Note l to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference.

     2. The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


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

          Available for sale securities are securities which do not qualify as either held to maturity or trading securities. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of applicable deferred income taxes on such unrealized gains and losses at current income tax rates. The Company's investments in license-related securities fall into this category.

        4.     The Company owns 645,000 shares of KeyCorp Common Stock (NYSE-
KEY) which, as of March 31, 1998 had a market value of $24,389,063. In order to minimize the Company's exposure against a decline in the value of KeyCorp, on September 12, 1997 the Company entered into thirteen (13) individual derivative contracts with Union Bank of Switzerland ("UBS") providing for both put options and call options. The "put options" give the Company the right to sell the KeyCorp stock covered by the option to UBS at the agreed upon option price even
if the market price is lower on the settlement date.   The call options gives
UBS the right to require the Company to sell the KeyCorp common stock covered by the option at the agreed upon option price even if the market price is higher on the settlement date. If the price is between the put and call option prices on the settlement date both options lapse. Eleven individual contracts remain each covering 50,000 shares of KeyCorp. The contracts expire at the end of each calendar quarter until December 31, 2000. The schedule below details the expiration dates and the pricing for each of the contracts.

                                 Put Option                    Call Option
Expiration    Number      Strike Price    Aggregate   Strike Price  Aggregate
Date         of Shares      Per Share        (1)        Per Share      (1)
06/30/98      50,000        $27.42615    $1,371,308     $33.8865   $1,694,325
09/30/98      50,000        $27.42615    $1,371,308     $34.4350   $1,721,750
12/31/98      50,000        $27.42615    $1,371,308     $35.0140   $1,750,700
03/31/99      50,000        $27.42615    $1,371,308     $35.3490   $1,767,450
06/30/99      50,000        $27.42615    $1,371,308     $35.9585   $1,797,925
09/30/99      50,000        $27.42615    $1,371,308     $36.5680   $1,828,400
12/31/99      50,000        $27.42615    $1,371,308     $37.1775   $1,858,875
03/31/00      50,000        $27.42615    $1,371,308     $37.4825   $1,874,125
06/30/00      50,000        $27.42615    $1,371,308     $38.0920   $1,904,600
09/30/00      50,000        $27.42615    $1,371,308     $38.7015   $1,935,075
12/31/00      50,000        $27.42615    $1,371,308     $39.3720   $1,968,600


     5. The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, "Earnings Per Share."

                                                        March 31,
           Description                            1998             1997
Basic shares                                   3,793,761         3,626,887
Dilution: Stock Options and Warrants              56,341           118,333
Diluted Shares                                 3,850,102         3,745,220
Income available to common shareholders       $1,230,025          $839,711
Basic earnings per share                          $0.32             $0.23
Diluted earnings per share                        $0.32             $0.22


     6. During the three months ended March 31, 1998, the Company operated principally in two industry segments - - - "Licensing of Intellectual Property Rights" and "Product Design and Development". The Company only operating in the Licensing of Intellectual
Property Rights segment during the first quarter of 1997.

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies (See Note 1 of the 1997 Annual Report). Segment profit or loss is based on profit or loss from operations before the provision or benefit for income taxes. The reportable segments are distinct business units operating in different industries and are separately managed. The following information about the business segments are for the three months ended March 31, 1998.

                                    Licensing of
                                    Intellectual    Product
                                     Property     Design and
        Description                   Rights      Development      Total
Total revenues                      $2,652,274      $894,481    $3,546,755
Depreciation and amortization*          19,566       126,801       146,367
Interest income, net                    35,998         2,784        38,782
Segment profit (loss)                1,928,542        (4,402)    1,924,140
Segment assets                      26,965,113     6,662,727    33,627,840
Expenditure for segment assets          39,319       305,255       344,574


       * The amortization expense for the Product Design and Development segment includes $85,029 of goodwill recorded in connection with the acquisition of Human Factors.

     7. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). Although the adoption of SFAS 130 has no impact on the Company's net income or stockholders' equity, it does require that the Company report and display comprehensive income and its components. Comprehensive income consists of net income or loss for the current period as well as income, expenses, gains, and losses arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company's license-related securities, which prior to adoption were reported separately in stockholders' equity (See Note 1 above). Available for sale securities reported in prior year financial statements have been reclassified to conform to SFAS 130.

     The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1998 and 1997 are as follows:

            Description                        1998             1997
Net income                                  $1,230,025         $839,711
Other comprehensive income, net of tax
   Unrealized gains (losses) on
     license-related securities                345,882         (474,640)
   Reclassification adjustment: gains previously
    recognized for comprehensive income     (1,073,735)        (441,071)
Comprehensive income                           502,172          (76,000)


     The components of accumulated other comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997 consist of unrealized gains on license-related securities, net of tax and amounted to $13,024,606 and $13,752,459, respectively.

REFAC TECHNOLOGY DEVELOPMENT CORPORATION
Management's Discussion and Analysis
of Financial Condition and Results of Operations


Results of Operations

     Total operating revenues for the three months ended March 31, 1998 were $3,547,000 as compared to $1,799,000 for the comparable period in 1997. The increase of $1,748,000, or 97%, is principally due to a $958,000 increase in gains on the sale of license-related securities and the inclusion of $894,000 in revenues derived by Human Factors Industrial Design, Inc. ("Human Factors"), which the Company acquired in November, 1997.

     License-related securities consisted of 700,000 shares of KeyCorp common stock as ofDecember 31, 1997 and 645,000 shares as of March 31, 1998. KeyCorp had a 2-for-1 stock split of such common stock on March 9, 1998 and all references in this Report to the number of KeyCorp shares have been adjusted to reflect such stock split. The Company intends to sell its remaining holdings of KeyCorp over a three year period and, as of March 31, 1998 had contracts for eleven successive quarterly puts and calls, each of which covers 50,000 KeyCorp shares. See Note 4 to the Consolidated Financial Statements for additional details concerning such securities.

     Income from license-related securities (realized gains on sales and dividend income) accounted for 52% and 49% of operating revenues for the three months ended March 31, 1998 and 1997, respectively.

     Royalties consist of recurring royalty payments for the use of licensed patents and trademarks as well as non-recurring, lump sum license payments. Revenues from non-recurring agreements vary from period to period depending upon the nature of the licensing programs pursued for various technologies in a particular year and the timing of successful completion of licensing agreements.

     Total royalties decreased by $113,000 or 13% in the quarter ended March 31,
1998 as compared to the same period of 1997.   For the three months ended March
31, 1998, non-recurring royalties decreased by $100,000 (to zero), while recurring royalties decreased $13,000 or 2% as compared to the same period of 1997. In spite of the lack of non-recurring royalties during the first quarter of 1998, the Company anticipates that non-recurring royalties will be a material component of royalties in the future.

     Service fees consist of the product design and development fees charged by Human Factors ($894,000) and the consulting and trademark licensing agency fees charged by Selective Licensing & Promotion, Ltd. ($20,000). Since Human Factors was acquired in November, 1997 and Selective Licensing & Promotion, Ltd. ("Selective Licensing") was formed in January, 1998, the Company did not have comparable service fee income in the first quarter of 1997.

     Service expenses for the licensing business consist principally of amounts paid to licensors at contractually stipulated percentages of the Company's specific patent and product revenues and, in addition, includes expenses related to the investigation, marketing, administration, enforcement, maintenance and prosecution of patent and license rights and related licenses. Licensing-related service expenses for the three months ended March 31, 1998 represented 41% of licensing-related service revenues, compared with 28% 1997.

     Service expenses for Human Factors' product design and development business consist of professional staff and other expenses incurred in connection with providing services to Human Factors' clients. As mentioned herein, Human Factors was acquired in November, 1997 so its results are not included in the first quarter results of 1997. During the three months ended March 31, 1998, product design and development service expenses represented 68% of total product design and development service revenues.

     In the aggregate, service expenses increased by $679,000 in the quarter ended March 31, 1998 as compared to the same period of 1997, of which $604,000 is attributable to the product design and development service expenses incurred by Human Factors.

     Selling, general and administrative expenses increased by $239,000 or 50% in the first quarter of 1998 as compared to the previous year. Substantially all of such increase ($212,000) is attributable to Human Factors (acquired in November, 1997) and included goodwill amortization of $85,000.

Other Income and Expenses

     For the three months ended March 31, 1998, the Company had realized losses on its marketable securities of $2,700 as compared to realized gains of $19,000 for the corresponding period of 1997. At March 31, 1998, the Company did not have any securities classified as marketable or trading securities.

     Dividend and interest income decreased by $61,000 for the three months ended March 31, 1998 from the corresponding period in 1997. This decrease was attributable to a reduction in the Company's cash and securities. See "Liquidity and Capital Resources" below.

     The Company's income from licensing operations has not in the past been materially affected by inflation. Likewise, while currency fluctuations can influence service revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

     The Company's income tax provision of $697,000 the first quarter of 1998 reflects an effective tax rate of 34% (the Federal statutory corporate income tax rate), compared with rates of 29% in the same quarter of 1997. The increase from the prior year is principally due to increased deferred income tax expense in 1998 and a decrease in the benefits derived from statutory dividend received exclusions from taxable income.

Liquidity and Capital Resources

     Cash, cash equivalents, and marketable securities decreased $2,613,000 from $5,371,000 at December 31, 1997 to $2,758,000 at March 31, 1998. The decrease is due to the payment of the remainder of the purchase price for Human Factors in January, 1998.

     In January of 1997 (declared in December 1996), the Company paid a cash dividend of approximately $2,700,000, or $0.50 per share. In November of 1997, the Company announced that it will no longer pay annual dividends and will use its earnings to fund continuing growth.

     In November 1997, the Company acquired 100% of Human Factors from its stockholders for $6 million ($4.5 million cash and 119,374 shares valued at $1.5 million) and committed to invest $1 million in such corporation.

     In January 1998, the Company formed a new 81% owned subsidiary, Selective Licensing & Promotion, Ltd. The Company has committed to invest up to $1,000,000 over the next three years in this venture.

     Additionally, the Company has commitments under leases covering its facilities and under a Retirement Agreement with its former CEO and Chairman (which has been provided for in the financial statements). Except as reflected herein, the Company has no other significant commitments. The Company's long-term investment portfolio had a market value of approximately $21,504,000 at March 31, 1998. The Company believes its liquidity position is adequate to meet all current and projected financial needs.

     Effective January 1, 1994, the Company adopted the provision of Statements of Financial Accounting Standards ("SFAS") No. 115 that requires all securities to be recorded at market value. The unrealized gain/(loss) from current marketable securities is included in the Statement of Operations for 1996 and 1995 (there was no gain/(loss) in 1997). The unrealized gain from securities acquired in association with license-related securities is included as a separate component of Stockholders' Equity, net of income taxes, on the Consolidated Balance Sheet. See Note 3 to the Consolidated Financial Statements for additional details.

     The Company utilizes purchased software; therefore, the year 2000 problem will not be significant.

Forward Looking Statements

     Statements about the Company's future expectations and all other statements in this document other than historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements involve risks and uncertainties and are subject to change at any time, and the Company's actual results could therefore differ materially from expected or inferred results.

Part II.  Other Information

Item 1.     Legal Proceedings

     Zoom Telephonics - The Company's litigation against Zoom
Telephonics was settled on April 23, 1998.


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



                              REFAC Technology Development
Corporation



May 14, 1998

                              Robert L. Tuchman, President and
                              Chief Executive Officer




May 14, 1998

                              Robert Rescigno, Treasurer and Chief
                              Accounting Officer





                         EXHIBIT INDEX



Exhibit                                                     Page
  No.                                                        No.




  28 Note 1 to the Company's Consolidated financial statements contained in the Company's Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1997 is incorporated herein by reference.