Form 10-K405/A
period 1997-12-31
REFAC TECHNOLOGY DEVELOPMENT CORP
filed 1998-06-01
CIK 82788

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

 PART III  Item 10} Definitive Proxy Statement of REFAC
           Item 11} Technology Development Corporation in
           Item 12} connection with the Annual Meeting of
           Item 13} Stockholders to be held in May, 1998.


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

 Ceased Operations - Hot-Melt Adhesives

     In December, 1995, the Company acquired control of Advanced Resin Technology, Inc. ("Advanced Resin") which was operating as a nonexclusive Licensee of the Company under the Adhesive and Polymer Related Patents (see "Business - Patents and Trademarks", Page 6). Until the Company decided to cease Advanced Resin's manufacturing operations at the end of 1997, it marketed a line of thermoplastic polyurethane hot-melt adhesives sold under the trademarks Bondstar TM (special-purpose hot-melt adhesives suitable for applications such as solvent-free textile lamination) and Memoriflex TM (general-purpose industrial elastomers).

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

     Conveyor Patents - RIL owns eight U.S. patents covering conveyors and conveyor buckets that expire at various times from February 15, 2000 to April 21, 2009 and the registered U.S. trademarks Econ-O-Lift R , Maxecon R and SwingLink R. Various foreign patents and trademarks have issued.

     Robotic Patents - The Company owns eight U.S. patents covering multi-functional robotic end effectors and the Foreman R registered U.S. trademark. These patents expire at various times from May 27, 2003 to November 1, 2011.

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

   Filed on December 10, 1997 relating to the purchase of Human Factors Industrial Design, Inc.

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




 March 18, 1998                        /s/Robert L. Tuchman
                                       Robert L. Tuchman, President,
                                       Chief Executive Officer, General
                                       Counsel and Director



 March 18, 1998                        /s/Eugene M. Lang
                                       Eugene M. Lang, Director



 March 18, 1998                        /s/Robert Rescigno
                                       Robert Rescigno, Secretary and
                                       Treasurer



 March 18, 1998                        Neil R. Austrian
                                       Neil R. Austrian, Director



 March 18, 1998                        /s/Robin L. Farkas
                                       Robin L. Farkas, Director



                            Signatures
                           (Continued)




 March 18, 1998                        /s/Mark N. Kaplan
                                       Mark N. Kaplan, Director



 March 18, 1998                        /s/Herbert W. Leonard
                                       Herbert W. Leonard, Director



 March 18, 1998                        /s/Douglas M. Spranger
                                       Douglas M. Spranger, Director



 March 18, 1998                        /s/Ira T. Wender
                                       Ira T. Wender, Director



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

              Section 12. Removal of Directors. Except as otherwise provided in the Certificate of Incorporation or in these By-Laws, any director may be removed, either with or without cause, at any time, by the affirmative vote of [50]% of the votes of the issued and outstanding stock entitled to vote for the election of directors of the Corporation given at a special meeting of the stockholders called and held for the purpose; and the vacancy in the Board caused by any such removal may be filled by a majority of the directors then in office, though less than a quorum, or by a sole remaining director. The provisions in this Section 12 may not be repealed or amended in any respect or in any manner except by the affirmative vote of the holders of not less than [50]% of the outstanding shares of common stock of the corporation.

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

                     (c) be custodian of the records and the seal of the Corporation and affix and attest the seal to all stock certificates of the Corporation (unless the seal of the Corporation on such certificates shall be a facsimile) as hereinafter provided and affix and attest the seal to all other documents to be executed on behalf of the Corporation under its seal;

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

              Section 2. Loans. Unless the Board shall otherwise determine, either (a) the President, singly, or (b) any two Vice Presidents, jointly, or (c) a Vice President, together with the Treasurer, may effect loans and advances at any time for the Corporation from any bank, trust company or other institution, or from any firm, corporation or individual, and for such loans and advances may make, execute and deliver promissory notes, bonds or other certificates or evidences of indebtedness of the Corporation, but no officer or officers shall mortgage, pledge, hypothecate or transfer any securities or other property of the Corporation, except when authorized by the Board.

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

              Section 3.  Transfers of Shares.   Transfers of shares of
     stock of the Corporation shall be made on the stock records of the Corporation only upon authorization by the registered holder thereof, or by his attorney "hereunto authorized by power of attorney duly executed and filed with the Secretary or with a transfer agent or transfer clerk, and on surrender of the certificate or certificates for such shares properly endorsed or accompanied by a duly executed stock transfer power and the payment of all taxes thereon otherwise provided by law, the Corporation shall be entitled to recognize the exclusive right of a person in whose name any share or shares stand on the record of stockholders as the owner of such share or shares for all purposes, including, without limitation, the rights to receive dividends or other distributions, and to vote as such owner, and the Corporation may hold any such stockholder of record liable for calls and assessments and the Corporation shall not be bound to recognize any equitable or legal claim to or interest in any such share or shares on the part of any other person whether or not it shall have express or other notice thereof. Whenever any transfers of shares shall be made for collateral security and not absolutely, and both the transferor and transferee request the Corporation to do so, such fact shall be stated in the entry of the transfer.

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

(3) The Company owned approximately 87% of the outstanding capital stock of Advanced Resin Technology, Inc. as of December 31, 1997 and approximately 93% as of March 21,1998.

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