Form 10-K405/A
period 1996-12-31
REFAC TECHNOLOGY DEVELOPMENT CORP
filed 1998-07-06
CIK 82788

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

          Registrant's telephone number, including area code:(212)687-4741

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

     April 14, 1997                Robert L. Tuchman
                                   Robert L. Tuchman, President,
                                      Chief Executive Officer, General
                                      Counsel and Director

     April 14, 1997                Eugene M. Lang
                                   Eugene M. Lang, Chairman and
                                         Director



     April 14, 1997                Robert Rescigno
                                   Robert Rescigno, Secretary and
                                       Treasurer

     April 14, 1997                Neil R. Austrian
                                   Neil R. Austrian, Director

     April 14, 1997                Robin L. Farkas
                                   Robin L. Farkas, Director

     April 14, 1997                Mark N. Kaplan
                                   Mark N. Kaplan, Director

     April 14, 1997
                                   Herbert W. Leonard, Director

     April 14, 1997                Ira T. Wender
                                   Ira T. Wender, Director



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

      10. Employment Agreement Amended and Restated dated December 13, 1996 between the Company and Robert L. Tuchman.

      13. Annual Report to Security Holders of the Company for the year ended December 31, 1996.

      21.      Subsidiaries of the Registrant.








































             AMENDED AND RESTATED EMPLOYMENT AGREEMENT


                              BETWEEN


                         ROBERT L. TUCHMAN


                                AND


              REFAC TECHNOLOGY DEVELOPMENT CORPORATION


                   Dated as of December 13, 1996

               THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the "Agreement") made as of December 13, 1996 between REFAC TECHNOLOGY DEVELOPMENT CORPORATION, a Delaware corporation ("REFAC"), and Robert L. Tuchman ("TUCHMAN").

               TUCHMAN is currently employed by REFAC and the parties hereto desire to continue such employment upon the terms and conditions hereinafter set forth.

               The parties hereto desire to modify the contractual arrangements between them and replace them with this Agreement.

               In consideration of the premises and the respective agreements of the parties herein contained, the parties hereto, intending to be legally bound, agree as follows:

     1. Employment. Effective immediately, and until the retirement of Eugene M. Lang ("Lang") as REFAC'S Chief Executive Officer, REFAC hereby does employ TUCHMAN and TUCHMAN hereby does accept such employment as President, Chief Operating Officer and General Counsel of REFAC. Effective upon Lang's retirement as REFAC's Chief Executive Officer and for the period through the term hereof, REFAC will employ TUCHMAN and TUCHMAN will accept such employment as President, Chief Executive Officer and General Counsel of REFAC with full responsibility for the supervision of all corporate affairs.

     2.        Term.  The employment of TUCHMAN by REFAC as provided in
     Section 1 hereof will commence on the date hereof and end on December 31, 2001, unless further extended or sooner terminated as hereinafter provided. On December 31, 2000, and on December 3lst of each year thereafter, the term of TUCHMAN's employment will be automatically renewed for one additional year unless, at least 90 days prior to any such December 3lst, REFAC shall have delivered to TUCHMAN or TUCHMAN shall have delivered to REFAC written notice that the term of TUCHMAN's employment hereunder will not be renewed.

     3. Duties. (a) Lang has agreed that he will retire from his position as Chief Executive Officer of REFAC on the consummation of the sale of his shares to REFAC on or before February 15, 1997. Until Lang's retirement from this office, TUCHMAN will continue to serve as President, Chief Operating Officer and General Counsel of REFAC and will have the same duties and responsibilities as are currently being discharged by him and as may from time to time be assigned by the Board of Directors of REFAC (the "Board") or by its Chairman. TUCHMAN will report and be directly responsible to the Chairman.

               (b) Upon the effective date of Lang's retirement as Chief Executive Officer of REFAC, TUCHMAN will perform such duties and have such powers as are customary for the chief executive officer of publicly-held corporations and will report and be directly responsible to the Board.

               (c) TUCHMAN will devote substantially all his working time and efforts to the business and affairs of REFAC and will not, without the express prior authorization of the Board, have any active engagement in or responsibility with respect to any business or commercial enterprise other than REFAC or a subsidiary of REFAC.

     4. Board Membership. REFAC will to use its best efforts to cause TUCHMAN to be reelected as a member of its Board and to have his title and membership throughout the term of this Agreement. TUCHMAN will serve as a Director of REFAC and/or its subsidiaries (including committees of such Boards) without additional compensation.

     5. Place of Performance. In connection with TUCHMAN's employment by REFAC, TUCHMAN will be based in the New York City metropolitan area, except for required travel on REFAC's business to an extent consistent with REFAC's business requirements and his responsibilities hereunder.

     6.        Compensation and Related Matters.

               (a) Salary. For the year which began January 1, 1996 and for the calendar year 1997, REFAC will pay TUCHMAN a salary at the annual rate of $250,000. Beginning with January 1, 1998, and each January 1st thereafter, TUCHMAN's salary will be increased by $10,000 per annum. Payment of such salary will be made in accordance with REFAC's customary pay practices for senior officers and will be subject to such payroll deductions as are required by law or by the terms of any applicable benefits plan of REFAC.

               (b)  Bonus.    REFAC will pay to TUCHMAN an annual
     bonus in respect of each calendar year as determined in its sole discretion by the Board. Any bonus payment to be made by REFAC to TUCHMAN will be paid on or before March 31 of the year following the year in respect of which the bonus is payable.

               (c) Stock Options. REFAC has, pursuant to a separate stock option agreement in the form annexed hereto as Appendix A, granted TUCHMAN an option to purchase 100,000 shares of REFAC common stock. REFAC agrees to submit a proposal at its 1997 Annual Meeting of Stockholders to amend the 1990 Stock Option and Incentive Plan (the "Plan") to increase the available shares subject to awards under the Plan to a number which is sufficient to cover the grant to TUCHMAN of the option provided for in this Section 6(c) and ratify the grant of such option.

               (d)  Loans.    As payment due upon the exercise by
     TUCHMAN of his existing option to purchase an aggregate of 100,000 shares of REFAC Common Stock, REFAC will accept a promissory note ("Note") in the form annexed hereto as Appendix B. The Note will bear interest annually at the Long-Term Applicable Federal Rate.

               (e) Expenses. During the term of TUCHMAN's employment hereunder, TUCHMAN will be entitled to receive prompt reimbursement for all reasonable expenses incurred by TUCHMAN in performing services hereunder, including all reasonable expenses of travel and living expenses while away from home on business or at the request of and in the service of REFAC, provided that such expenses are incurred and accounted for in accordance with the policies and procedures established by REFAC.

               (f) Automobile. During the term of TUCHMAN's employment hereunder, REFAC will provide TUCHMAN with an automobile with a maximum monthly lease payment of $650 and with a lease term of not less than 3 years.

               (g) Other Benefits. TUCHMAN will be entitled to participate in or receive benefits under any employee benefit plan or arrangement now or in the future made available by REFAC generally to its executive employees, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and arrangements, including health insurance and life insurance benefits.

               (h) Vacations. TUCHMAN will be entitled to four weeks of paid vacation per calendar year, prorated for any portion thereof and to all paid holidays given by REFAC in accordance with REFAC's regular paid holidays policy.

               (i) Services Furnished. REFAC will furnish TUCHMAN with office space, secretarial assistance and such other facilities and services as shall be suitable to TUCHMAN's position and adequate for the performance of his duties as herein set forth.

     7. Key Man Life Insurance. REFAC intends to purchase a five-year term policy of life insurance on the life of TUCHMAN in the amount of $3,000,000 with REFAC as the beneficiary. TUCHMAN will submit to such medical examinations, and to provide and/or consent to the release of such medical information, as may be necessary or desirable in order to secure the issuance thereof.

     8. Termination. TUCHMAN's employment hereunder may be terminated without any breach of this Agreement only under the following circumstances:

               (a) Death. TUCHMAN's employment hereunder will terminate upon his death.

               (b) Disability. REFAC may terminate TUCHMAN's employment hereunder if TUCHMAN should become permanently disabled. For the purposes of this Agreement, permanent disability ("Disability") means TUCHMAN's inability, by virtue of physical or mental illness, to perform his regular duties on a full-time, continuous basis for 120 consecutive days. TUCHMAN's Disability will be established if a qualified medical doctor selected by the parties so certifies in writing. If the parties are unable to agree on the selection of such a doctor, each party will designate a qualified medical doctor who together will select a third doctor who will make the determination. TUCHMAN will make himself available for an examination by a doctor selected in accordance with this paragraph (b).

               (c) Cause. REFAC may terminate TUCHMAN's employment hereunder for Cause at any time during the term hereof as hereinafter set forth. For purposes of this Agreement, REFAC will have "Cause" to terminate TUCHMAN's employment hereunder upon (i) the willful and continued failure, in the reasonable judgment of the Board, by TUCHMAN to perform substantially his duties with REFAC (other than any such failure resulting from his death or Disability) after a written demand for substantial performance is delivered to TUCHMAN by the Board which specifically identifies the manner in which it is believed that TUCHMAN has not substantially performed his duties, (ii) the willful engaging by TUCHMAN in conduct which in the reasonable opinion of the Board is materially and demonstrably injurious to REFAC or (iii) the conviction of TUCHMAN (or the entering by TUCHMAN of a plea of guilty or nolo contendere) for any felony or any lesser crime which involved REFAC or its property. Notwithstanding the foregoing, TUCHMAN will not be deemed to have been terminated for Cause within the meaning of clauses (i) and (ii) without (1) reasonable notice to TUCHMAN setting forth the reasons for REFAC's intention to terminate for Cause, (2) an opportunity for TUCHMAN, together with his counsel, to be heard before the Board, and (3) delivery to TUCHMAN of a Notice of Termination, as defined in paragraph (d) hereof, from the Board finding that, in the good faith opinion of the Board, clause (i) or (ii) hereof may be invoked, and specifying the particulars thereof in detail.

               (d) Any termination of TUCHMAN'S employment by REFAC or by TUCHMAN (other than termination pursuant to Section 8(a) hereof but including termination pursuant to Section 10(a) hereof) will be communicated by written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" means a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of TUCHMAN's employment under the provision so indicated.

               (e) "Date of Termination" shall mean (i) if TUCHMAN's employment is terminated by his death, the date of his death, (ii) if TUCHMAN's employment is terminated pursuant to paragraph (b) of this Section 8, three weeks after Notice of Termination, (iii) if TUCHMAN's employment is terminated pursuant to paragraph (c) of this
     Section 8 or Section 10(a), the date specified in the Notice of Termination, and (iv) if TUCHMAN's employment is terminated for any other reason, the date specified in the Notice of Termination.

               (f) From and after the earlier to occur of (i) delivery of a Notice of Termination and (ii) termination of TUCHMAN's employment hereunder (other than termination pursuant to Section 8
     (a) hereof) TUCHMAN will, to the best of his knowledge, disclose or provide for the disclosure to REFAC, orally or in writing as appropriate, all information of a material nature relating to existing or prospective clients and licensees and to matters in which TUCHMAN shall prior to his Notice of Termination have been personally involved or as to which TUCHMAN will have acquired special knowledge, and TUCHMAN will thereafter answer to the best of his knowledge any questions that REFAC may from time to time submit with respect to any such aforesaid matters.

     9.        Compensation Upon Termination or During Disability.

               (a) During any period that TUCHMAN fails or is unable to perform his duties hereunder as a result of Disability, TUCHMAN will continue to receive his full salary at the rate then in effect for such period until his employment is terminated, provided that such payments will be reduced by the amounts, if any, paid to TUCHMAN under any disability benefit plans of REFAC or under the Social Security disability insurance program. Following the termination of his employment, TUCHMAN's benefits will be determined in accordance with REFAC's retirement, insurance, and other applicable programs and plans then in effect, if any.

               (b) If TUCHMAN's employment should be terminated by his death, REFAC will (i) pay any accrued salary and other compensation and benefits through the date of death to TUCHMAN's spouse, or, if he leaves no spouse, to his estate (and any bonus payment pursuant to Section 6(b) shall be paid in accordance with that Section) and (ii) pay or cause the payment to TUCHMAN's beneficiary, or if he specified no beneficiary, to his estate, the death benefits payable pursuant to REFAC's life insurance program in effect at the date of death, if any.

               (c) If TUCHMAN's employment should be terminated by REFAC for Cause or voluntarily without Good Reason (as defined in Section 10(c) hereof) by TUCHMAN prior to the expiration date hereof, REFAC will pay TUCHMAN his full salary through the Date of Termination at the rate in effect at the time Notice of Termination is given, plus all other amounts to which TUCHMAN is entitled as of the Date of Termination under any benefit plan of REFAC at the time such payments are due, and REFAC will have no further obligations to TUCHMAN under this Agreement. In such case, TUCHMAN will not be entitled to the bonus payment contemplated by Section 6(b) in respect of the calendar year in which such Date of Termination occurred.

               (d) If, in breach of this Agreement, REFAC should terminate TUCHMAN's employment other than pursuant to Section 8(b) or 8(c) hereof (it being understood that a purported termination pursuant to Section 8(b) or 8(c) hereof which is disputed and finally determined not to have been proper shall be a termination by REFAC in breach of this Agreement and failure of REFAC to continue to employ TUCHMAN in accordance with the material terms and conditions set forth herein will be a deemed termination by REFAC in breach of this Agreement), REFAC will pay TUCHMAN a lump sum equal to his full salary through the expiration date of the Agreement at the rate in effect at the time Notice of Termination is given plus an additional amount equal to the bonus TUCHMAN received for the calendar year prior to such termination, and will provide, except to the extent that TUCHMAN shall receive similar benefits from a subsequent employer, life, health and similar benefits (other than stock options which are not exercisable at the time such notice is given) to which TUCHMAN would have been entitled through the expiration date of the Agreement under any such benefit plan of REFAC.

               (e) TUCHMAN will not be required to mitigate the amount of any lump sum payment or bonus entitlement provided for in this
     Section 9 by reducing it by the amount of any compensation earned by TUCHMAN as the result of employment by another employer after the Date of Termination, or otherwise. However, he will be required to mitigate the costs of the other benefits provided for in this
     Section 9.

     10.       Change in Control of REFAC.

               (a) Notwithstanding anything else in this Agreement, if, within two (2) years following a Change in Control (as hereinafter defined), TUCHMAN's employment is terminated by REFAC (or any successor thereto) other than pursuant to Section 8(b) or 8(c) hereof, or TUCHMAN terminates his employment for Good Reason (as hereinafter defined), TUCHMAN will receive within five (5) days of his Date of Termination a lump sum payment (the "Severance Payments") equal to the sum of (i) TUCHMAN's full salary through the expiration date of the Agreement at the rate in effect at the time Notice of Termination is given or for a full year, whichever is greater, and (ii) a bonus payment equal to two times the amount of the bonus paid or payable to TUCHMAN for the calendar year preceding the Change in Control. Except to the extent that TUCHMAN shall receive similar benefits from a subsequent employer, life, health and similar benefits to which TUCHMAN would have been entitled through the expiration date of the Agreement under any such benefit plan of REFAC will be made available by REFAC to TUCHMAN. In addition, if TUCHMAN's employment terminates pursuant to this Sec-

     tion 10, the provisions of Section 11 of this Agreement will be of no force and effect.

               (b) For purposes of this Section 10, a "Change in Control" will be deemed to have occurred if the event set forth in any one of the following paragraphs shall have occurred:

                                   (i)  any Person (as hereinafter defined) is
               or becomes the Beneficial Owner (as hereinafter defined), directly or indirectly, of securities of REFAC
               (not including in the securities beneficially owned by such Person any securities acquired directly from REFAC or its affiliates) representing 25% or more of the com-

               bined voting power of REFAC's then outstanding securi-

               ties, excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in clause (i) of paragraph (iii) below; or

                                   (ii) the following individuals cease for any
               reason to constitute a majority of the number of directors then serving: individuals who, on the date hereof, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of REFAC) whose appointment or election by the Board or nomination for election by REFAC's stockholders was ap-

               proved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment, election or nomination for election was previously so approved or recommended; or

                                   (iii)  there is consummated a merger or
               consolidation of REFAC or any direct or indirect subsidiary of REFAC with any other corporation, other than (i) a merger or consolidation which would result in the voting securities of REFAC outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof), in combination with the owner-

               ship of any trustee or other fiduciary holding securi-

               ties under an employee benefit plan of REFAC or any subsidiary of REFAC, at least 60% of the combined voting power of the securities of REFAC or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (ii) a merger or consolidation effected to implement a recapitalization of REFAC (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of securities of REFAC (not including in the securities Beneficially Owned by such Person any securities acquired directly from REFAC or its affiliates other than in connection with the acquisition by REFAC or its affiliates of a business) representing 25% or more of the combined voting power of REFAC's then outstanding securities; or

                                   (iv)  the stockholders of REFAC approve a
               plan of complete liquidation or dissolution of REFAC or there is consummated an agreement for the sale or dispo-

               sition by REFAC of all or substantially all of REFAC's assets, other than a sale or disposition by REFAC of all or substantially all of REFAC's assets to an entity, at least 60% of the combined voting power of the voting securities of which are owned by stockholders of REFAC in substantially the same proportions as their ownership of REFAC immediately prior to such sale.

               (c) For purposes of this Section 10, "Good Reason" shall mean the occurrence (without TUCHMAN's express written consent) after any Change in Control of any one of the following acts by REFAC, or failures by REFAC to act, unless, in the case of any act or failure to act described in paragraph (i), (iv) or (v) below, such act or failure to act is corrected prior to the Date of Termination specified in the Notice of Termination given in respect thereof:


                                   (i)  the assignment to TUCHMAN of any
               duties inconsistent with TUCHMAN's status as Chief
               Executive Officer of REFAC or a substantial adverse alteration in the nature or status of TUCHMAN's responsibilities from those in effect immediately prior to the Change in Control;

                                   (ii) the relocation of TUCHMAN's principal
               place of employment to a location more than 50 miles from TUCHMAN's principal place of employment immediately prior to the Change in Control or REFAC's requiring
               TUCHMAN to be based anywhere other than such principal place of employment (or permitted relocation thereof), except for required travel on REFAC's business to an extent substantially consistent with TUCHMAN's present business travel obligations;

                                   (iii) the failure by REFAC to pay to TUCHMAN
               any portion of TUCHMAN's current compensation;

                                   (iv) the failure by REFAC to continue in
               effect any compensation plan in which TUCHMAN participates immediately prior to the Change in Control which is material to TUCHMAN's total compensation or any substitute plans adopted prior to the Change in Control, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan, or the failure by REFAC to continue TUCHMAN's participation therein (or in such substitute or alternative plan) on a basis not materially less favorable, both in terms of the amount or timing of payment of benefits provided and the level of TUCHMAN's participation relative to other participants, as existed immediately prior to the Change in Control;

                                   (v)  the failure by REFAC to continue to
               provide TUCHMAN with benefits substantially similar to those enjoyed by TUCHMAN under any of REFAC's pension, savings, life insurance, medical, health and accident, or disability plans in which TUCHMAN was participating immediately prior to the Change in Control (except for across the board changes similarly affecting all senior executives of REFAC and all senior executives of any Person in control of REFAC), the taking of any other ac-

               tion by REFAC which would directly or indirectly materi-

               ally reduce any of such benefits or deprive TUCHMAN of any material fringe benefit enjoyed by TUCHMAN at the time of the Change in Control, or the failure by REFAC to provide TUCHMAN with the number of paid vacation days to which TUCHMAN is entitled on the basis of this Agreement; or

                                   (vi) any purported termination of TUCHMAN's
               employment by REFAC which is not effected pursuant to a Notice of Termination satisfying the requirements of
               Section 8(d) hereof; for purposes of this Agreement, no such purported termination shall be effective.

               TUCHMAN's right to terminate his employment for Good Reason shall not be affected by his incapacity due to physical or mental illness. TUCHMAN's continued employment shall not constitute consent to, or a waiver of rights with respect to, any act or failure to act constituting Good Reason hereunder. For purposes of any determination regarding the existence of Good Reason, any claim by TUCHMAN that Good Reason exists shall be presumed to be correct unless REFAC establishes to the Board by clear and convincing evidence that Good Reason does not exist.

               (d) For purposes of this Section 10, "Person" shall have the meaning given in Section 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof, except that such term shall not include (i) REFAC or any of its subsidiaries,
     (ii) a trustee or other fiduciary holding securities under an employee benefit plan of REFAC or any of its affiliates, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities, or (iv) a corporation owned, directly or indi-

     rectly, by the stockholders of REFAC in substantially the same proportions as their ownership of stock of REFAC.

               (e) For Purposes of this Section 10, "Beneficial Owner" shall have the meaning set forth in Rule 13d-3 under the Exchange Act.

               (f) (A) In the event that any payment or benefit received or to be received by TUCHMAN in connection with a Change in Control or the termination of TUCHMAN's employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with REFAC, any Person whose actions result in a Change in Control or any Person affiliated with REFAC or such Person) (all such payments and benefits, including the Severance Payments, being hereinafter called "Total Payments") would not be deductible (in whole or part), by REFAC, an affiliate or Person making such payment or providing such benefit as a result of section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), then, to the extent necessary to make such portion of the Total Payments deduct-

     ible (and after taking into account any reduction in the Total Payments provided by reason of section 280G of the Code in such other plan, arrangement or agreement), the cash Severance Payments shall first be reduced (if necessary, to zero), and all other payments shall thereafter be reduced (if necessary, to zero); provided, however, that TUCHMAN may elect to have the noncash pay-

     ments reduced (or eliminated) prior to any reduction of the cash Severance Payments.

                    (B)  For purposes of this limitation, (i) no
     portion of the Total Payments the receipt or enjoyment of which TUCHMAN shall have waived at such time and in such manner as not to constitute a "payment" within the meaning of section 280G(b) of the Code shall be taken into account, (ii) no portion of the Total Payments shall be taken into account which, in the opinion of tax counsel ("Tax Counsel") reasonably acceptable to TUCHMAN and se-

     lected by the accounting firm which was, immediately prior to the Change in Control, REFAC's independent auditor (the "Auditor"), does not constitute a "parachute payment" within the meaning of section 280G(b)(2) of the Code, including by reason of section 280G(b)(4)(A) of the Code, (iii) the Severance Payments shall be reduced only to the extent necessary so that the Total Payments (other than those referred to in clauses (i) or (ii)) in their entirety constitute reasonable compensation for services actually rendered within the meaning of section 280G(b)(4)(B) of the Code or are otherwise not subject to disallowance as deductions by reason of section 280G of the Code, in the opinion of Tax Counsel, and (iv) the value of any noncash benefit or any deferred payment or benefit included in the Total Payments shall be determined by the Auditor in accordance with the principles of sections 280G(d)(3) and (4) of the Code.

                    (C) If it is established pursuant to a final determination of a court or an Internal Revenue Service proceeding that, notwithstanding the good faith of TUCHMAN and REFAC in applying the terms of this Section 10(f), the Total Payments paid to or for TUCHMAN's benefit are in an amount that would result in any portion of such Total Payments being subject to the Excise Tax, then, if such repayment would result in (i) no portion of the remaining Total Payments being subject to the Excise Tax and (ii) a dollar-for-dollar reduction in TUCHMAN's taxable income and wages for purposes of federal, state and local income and employment taxes, TUCHMAN will have an obligation to pay REFAC upon demand an amount equal to the sum of (i) the excess of the Total Payments paid to or for TUCHMAN's benefit over the Total Payments that could have been paid to or for TUCHMAN's benefit without any portion of such Total Payments being subject to the Excise Tax; and (ii) interest on the amount set forth in clause (i) of this sentence at the rate provided in section 1274(b)(2)(B) of the Code from the date of TUCHMAN's receipt of such excess until the date of such payment.

     11.       Noncompetition.

               (a) TUCHMAN will not, except as hereinafter set forth, engage in any Competitive Activity (as hereinafter defined) during the term of this Agreement or during the 18 month period commencing on the Date of Termination hereunder unless terminated by REFAC without Cause or by TUCHMAN for Good Reason. For purposes of this Section, "Competitive Activity" will mean directly or indirectly: owning, managing, controlling, investing in, or otherwise being connected with, in any manner, whether as an officer, director, employee, partner, investor, consultant, lender or otherwise, any business entity or activity which is engaged in, or is in any way related to, the business of establishing, acquiring or administrating manufacturing licenses and joint ventures from or with third parties in the United States; it will also mean the direct or indirect solicitation or representation for any such business purpose of or for any existing or prospective client of REFAC or any of its subsidiaries at the Date of Termination.

               (b) Nothing herein contained will prohibit TUCHMAN from the following:

                    (i) Investing in securities of a business entity if the securities of such entity are listed for trading on a national securities exchange or traded in the over-the-counter market and TUCHMAN'S holdings therein represent less than five (5%) percent of the total number of shares or principal amount of other securities of such entity outstanding.

                    (ii) At any time subsequent to the termination of this Agreement, engaging in the design, development and licensing of children's toys, games, stationery products and characters in or with which REFAC, prior to such termination, shall not have been directly, indirectly or prospectively engaged for REFAC's own account or in the normal course of REFAC's business.

     12.       Successors Binding Agreement.

               (a) REFAC will require any successor (whether by purchase, merger, consolidation or similar transaction) to all or substantially all of the business and/or assets of REFAC, by agreement in form and substance reasonably satisfactory to TUCHMAN, to expressly assume and agree to perform this Agreement in substantially the same manner and to substantially the same extent that REFAC would be required to perform it if no such succession had taken place.

               (b) This Agreement and all rights of TUCHMAN hereunder shall inure to the benefit of and be enforceable by TUCHMAN's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If TUCHMAN should die while any amounts would still be payable to him hereunder if he had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to TUCHMAN's devisee, legatee, or other designee or, if there be no such designee, to TUCHMAN's estate.

     13. Notice. For the purposes of this Agreement, notices, demands and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or (unless otherwise specified) mailed by United States certified mail, return receipt requested, postage prepaid, addressed as follows:

               If to TUCHMAN:

                    Robert L. Tuchman
                    1 Vultee Drive
                    Florham Park, NJ 07932


               If to REFAC:

                    REFAC Technology Development Corporation
                    122 East 42nd Street, Suite 4000
                    New York, New York 10017

               Copy to:

                    Skadden, Arps, Slate, Meagher & Flom LLP
                    919 Third Avenue
                    New York, New York 10022
                    Telephone: (212) 735-3000
                    Telecopy:  (212) 735-2000
                    Attention:  Mark N. Kaplan, Esq.

     or to such other address as any party may have furnished to the others in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

     14. Miscellaneous. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by TUCHMAN and such other officer of REFAC as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not set forth expressly in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of New York without regard to its conflicts of law principles.

     15. Validity. If any term or provision of this Agreement or the application thereof to any person, entity or circumstance should to any extent be invalid or unenforceable, the remainder of this Agreement or the application of such term or provision to any person, entity or circumstance other than those as to which it is held invalid or unenforceable shall not be affected thereby, and each term and provision of this Agreement (including, to the extent permitted by law, any such term or provision which has been held to be otherwise invalid or unenforceable) shall be deemed valid and enforceable to the fullest extent permitted by law.

     16. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     17. Arbitration. Any dispute or controversy arising under or in connection with this Agreement will be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction.

     18. Confidentiality. As an officer and director of REFAC, TUCHMAN will become privy to information generally regarded as confidential and often proprietary with respect to REFAC, its business relationships, negotiations and activities. Such information may include details of REFAC's business and client relationships (past, present and prospective) and related REFAC and client plans, products, property rights, technical and market data. By reason of the foregoing:

               (a) TUCHMAN will not at any time divulge or negligently permit the communication of any of the foregoing types of information in any way that could conflict with the interests of REFAC and its clients and the responsibilities of REFAC to its clients and business associates.

               (b) For a period of two years after termination, TUCHMAN will not without REFAC's prior written approval by a designated REFAC officer, directly or indirectly, either as a principal, agent, employee or employer or in any other capacity, solicit, serve, engage or assist in the business of any REFAC client or business associate or of any prospective client or business associate with whom REFAC shall have been in contact for business purposes at any time prior to the termination date of TUCHMAN's employment by REFAC, provided that this clause shall not apply to parties who TUCHMAN, prior to his employment by REFAC, shall have regularly served as counsel or with whom TUCHMAN shall have engaged in any business activity.

               (c) For a period of two years after termination, neither TUCHMAN nor any company which TUCHMAN directly or indirectly owns, controls or manages shall employ or solicit the employment of any present or future REFAC employee.

     19. Each of the parties hereto acknowledges that in the event of any breach of Section 11 or 18 of this Agreement by TUCHMAN, REFAC would be irreparably harmed and could not be made whole by monetary damages. Therefore REFAC, in addition to any other remedy to which it may be entitled at law or in equity, may compel specific performance of such Sections of this Agreement. TUCHMAN hereby acknowledges and agrees that the restrictive covenants contained in Sections 11 and 18 of this Agreement, (including the geographic reach provision of Section 11 and the duration of such covenants) as provided for in such provisions, are reasonable and fully necessary for the protection of the legitimate interests of REFAC and are not oppressive to the interest of TUCHMAN.

     20. Entire Agreement. Except as provided in Sections 6(c) and 6(d), this Agreement sets forth the entire agreement of the parties hereto in respect of the subject matter contained herein and supersedes all prior agreements, promises, agreements, arrangements, communications, representations or warranties, whether oral or written, by any officer, employee or representative of any party hereto; and any prior agreement of the parties hereto in respect of the subject matter contained herein is hereby terminated and canceled.

               IN WITNESS WHEREOF, the parties have executed this Agreement on the date and year first above written.



                              Robert L. Tuchman
                              Robert L. Tuchman


                              REFAC TECHNOLOGY
                              DEVELOPMENT CORPORATION


                              Eugene M. Lang
                              By: Eugene M. Lang
                                  Chairman


                                                              APPENDIX A


              1990 STOCK OPTION AND INCENTIVE PLAN OF
              REFAC TECHNOLOGY DEVELOPMENT CORPORATION

                  STOCK OPTION AGREEMENT  SCHEDULE

      Identification.
     1.  Name of Grantee:                   Robert L. Tuchman
     2.  Address of Grantee:                1 Vultee Drive
                                            Florham Park, NJ 07932
     3.  Social Security Number of Grantee: ###-##-####
     4.  Date of Option Agreement:          December 13, 1996

      Terms of Grant.
          1.   INCENTIVE STOCK OPTIONS
          a.   Date of grant and number
               of shares granted        12/13/96       100,000
          b.   Option prices            $9.25
          c.   Expiration dates         Ten years from date of grant

          d.   Times at which options
               become exercisable       20,000 exercisable immediately
                                        and 20,000 per year commencing
                                        on the first anniversary
                                        hereof

             1990 STOCK OPTION AND INCENTIVE PLAN
           OF REFAC TECHNOLOGY DEVELOPMENT CORPORATION

                     STOCK OPTION AGREEMENT

         This STOCK OPTION AGREEMENT (the "Agreement") is between REFAC TECHNOLOGY DEVELOPMENT CORPORATION, a Delaware corporation (the "Employer), and the employee whose name appears on the Schedule attached to this Agreement (the "Grantee"), under the 1990 Stock Option and Incentive Plan of the Employer (the "Plan").

         Because of exceptional services provided by the Grantee to the Employer, and/or in order to provide an incentive to the Grantee to exert his utmost efforts on behalf of the Employer, the Grantee has been awarded one or more Options on the terms and conditions set forth in the Plan, the Agreement and the Schedule.

         Terms which are defined in the Plan will have the meanings set forth therein and the following terms will have the following meanings when used in this Agreement:

         "Expiration Date" is the earliest of (1) the last date on which any Options can be exercised as set forth in the Schedule, (2) 90 days after the date of termination of the Grantee other than for cause or by reason of death, Disability or retirement, (3) one year after the death, Disability or retirement of the Grantee, (4) the date of termination for any other reason or
(5) the date 10 years after the date of grant.

         "Schedule" means the schedule attached to the end of this Agreement listing information about the Options being granted to the Grantee.

         Section 1. Options. To the extent indicated in the Schedule, the Grantee is hereby granted one or more Options to purchase shares of Common Stock, par value of $0.10, of the Employer.

                  Section 2.  Exercise of Rights.

         2.1 Times when Common Stock can be Purchased. Subject to the provisions of the Plan and except as noted on the Schedule, Options will become exercisable immediately on the date of grant.

         2.2 Notice. If the holder of an Option wishes to exercise any of the holder's rights, the holder must give notice of exercise to the Employer at the Employer's principal office. The holder must give the notice in writing in form satisfactory to the Committee. The holder must include with the notice full payment for any Common Stock being purchased under any Option (unless, in accordance with the Plan, the Committee shall have provided otherwise), and any taxes due under Section 2.3 hereof.

         2.3  Payment.

              2.3.1 Payment of the Option Price for any Common Stock being purchased under an option must be made in cash, by certified or bank check or by delivering to the Employer stock of the Employer which the Grantee already owns. If the Grantee pays by delivering stock of the Employer, the holder must include with the notice of exercise the certificates for the stock duly endorsed for transfer. The Employer will value the stock delivered by the Grantee at its Fair Market Value on the date of receipt as set forth in the Plan and, if the value of the stock delivered by the Grantee exceeds the amount required under this Section 2.3.1., will return to the Grantee cash in an amount equal to the value, so determined, of any fractional portion of a share of stock exceeding the amount required and will issue a certificate for any whole share of stock exceeding the amount required.

              2.3.2 The holder cannot buy any Common Stock under an Option unless, at the time the holder gives notice of exercise to the Employer, the holder includes with such notice payment in cash or by certified or bank check of all local, state or federal withholding taxes due, if any, on account of buying Common Stock under the Option or gives other assurance to the Employer satisfactory to the Committee of the payment of those withholding taxes.

         2.4  Transfer.

              2.4.1  The Employer shall deliver certificates for Common
Stock bought under an Option as soon as practicable after receiving payment for the Common Stock and for any taxes under Section 2.3 hereof, and all documents required under the Plan and the Agreement. The certificates will be made out in the name of the holder and shall be legended as follows:

              "The shares represented by this certificate have not been registered under the Securities Act of 1933 and may not be sold, transferred, pledged, hypothecated or offered for sale in the absence of an effective registration statement relating to such shares under such Act or a written opinion of counsel to Refac Technology Development Corporation that such registration is not required."

              2.4.2 If the Plan or any law, regulation or interpretation requires the Employer to take any action regarding the Common Stock, before the Employer issues certificates for the Common Stock being purchased, the Employer may delay delivering the certificates for the Common Stock for the period necessary to take that action.

         Section 3. Termination. In the event that the employment of a Grantee shall terminate (other than for cause or by reason of death, Disability or retirement), all Options then outstanding (and not earlier terminated in accordance with their terms), may be exercised by such Grantee within ninety (90) days after the date of such termination. If a Grantee dies
(a) while employed by the Company or a subsidiary thereof or (b) within ninety
(90) days after the date of such Grantee's termination (other than for cause), or, if the Grantee's employment is terminated by reason of Disability or retirement, all Options then outstanding (and not earlier terminated in accordance with their terms), may be exercised by such Grantee (or his legal representative) within one year after the date of death, Disability or retirement. In the case of the termination of a Grantee for any other reason no Common Stock may be purchased by or on behalf of the holder under any Option.

         Section 4. Cancellation of Rights and Limited Rights. Pursuant to the provisions of the Plan, upon the exercise of a Right or Limited Right granted in tandem with an Option, the Related SAR Option or Related LSAR Option shall cease to be exercisable to the extent of the shares of Common Stock with respect to which such Right or Limited Right is exercised. Upon the exercise or termination of a Related SAR Option or Related LSAR Option, the Right or Limited Right with respect to such Related SAR Option or related LSAR Option shall terminate to the extent of the shares of Common Stock with respect to which the Related SAR Option or Related LSAR Option was exercised or terminated.

         Section 5. Governing Provisions. The Agreement is made under and subject to the provisions of the Plan, and all of the provisions of the Plan are also provisions of the Agreement. If there is a difference or conflict between the provisions of the Agreement and the provisions of the Plan, the provisions of the Plan will govern. By signing the Agreement, the Grantee confirms that he has received a copy of the Plan.

         5.1 Entire Agreement. This Agreement, the Plan and the Schedule contain all of the understandings between the Employer and Grantee concerning all Options granted under the Plan, and includes all earlier negotiations and understandings. The Employer and Grantee have made no promises, agreements, conditions or understandings, either orally or in writing, that are not included in the Agreement, the Plan or the Schedule.

         5.2 Employment. By establishing the Plan, granting rights under the Plan and entering into the Agreement, the Employer does not give Grantee any right to continue to be employed by the Employer or to be entitled to,any remuneration or benefits not set forth in the Agreement, the Plan or the Schedule. None of the provisions of the Agreement, the Plan or the Schedule will interfere with or limit the right of the Employer to end Grantee's employment at any time.

         5.3 Captions. The captions and section numbers appearing in the Agreement are inserted only as a matter of convenience. They do not define, limit, construe or describe the scope or intent of the provisions of the Agreement.

         5.4 Counterparts. The Agreement may be executed in counterparts, each of which when signed by the Employer and Grantee will be deemed an original and all of which together will be deemed the same Agreement.

         5.5 Notice. Any notice or communication having to do with the Agreement must be given by personal delivery or by certified mail, return receipt requested, addressed, if to the Employer or the Committee, to the principal office of the Employer and, if to Grantee, to Grantee's last known address on the personnel records of the Employer.

         5.6 Amendment. The Agreement may be amended by the Employer as provided by the Plan. However, unless Grantee consents, the Employer cannot amend the Agreement if the amendment will materially change or impair the holder's rights under the Agreement and such change is not to the holder's benefit.

         5.7 Succession and Transfer. Each and all of the provisions of the Agreement are binding upon and inure to the benefit of the Employer and Grantee and their heirs, successors and assigns. However, except as agreed in writing between the parties, the holder may not sell, give, transfer, encumber or assign, or use as collateral, any of the holder's rights under the Agreement or the Plan.

         5.8 Governing Law. The Agreement shall be governed and construed exclusively in accordance with the law of the State of New York applicable to agreements to be performed in the State of New York to the extent it may apply.

    The Employer and Grantee have caused Agreement to be signed and delivered as of the date set forth on the Schedule.

                        REFAC TECHNOLOGY DEVELOPMENT
                        CORPORATION

                        By Eugene M. Lang, Chairman
                                  (Title)


                        Robert T. Tuchman
                                  (Grantee)

                           APPENDIX B


                        PROMISSORY NOTE


                                               New York, New York
                                                December 13, 1996

FOR VALUE RECEIVED, Robert L. Tuchman ("TUCHMAN"), hereby unconditionally promises to pay to the order of REFAC Technology Development Corporation, a Delaware corporation ("REFAC"), in lawful money of the United States of America and in immediately available funds, the principal amount of THREE HUNDRED AND SEVENTY FIVE THOUSAND DOLLARS ($375,000). The principal amount shall be due and payable in full on the earlier of (i) December 13, 2006; or
(ii) if TUCHMAN retires from or terminates his employment with REFAC prior to December 13, 2006, one (1) year from the date of such retirement or termination of employment; provided however, if TUCHMAN sells any of his shares of REFAC Common Stock, five days from the date of such sale, TUCHMAN shall pay the amount received for such shares to REFAC.

         TUCHMAN agrees to pay interest in respect of the unpaid principal amount hereof from the date hereof until the principal amount hereof shall be paid in full at a rate per annum which shall be equal to the Long-Term Applicable Federal Rate. Interest on the principal amount hereof shall accrue from and including the date hereof and shall be payable in arrears annually on December 31 and when the principal amount hereof becomes due.

         TUCHMAN may prepay all or any portion of the outstanding principal amount hereunder at any time and from time to time, without premium or penalty.

         THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK (WITHOUT GIVING EFFECT TO THE PRINCIPLES THEREOF RELATING TO CONFLICTS OF LAW).


                                   ROBERT L. TUCHMAN

                                   Robert L. Tuchman