Form 10-Q
period 1998-06-30
REFAC TECHNOLOGY DEVELOPMENT CORP
filed 1998-08-14
CIK 82788

SECURITIES AND EXCHANGE COMMISSION
	                     WASHINGTON, D.C. 20549


                          	FORM 10-Q


         	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	           OF THE SECURITIES EXCHANGE ACT OF 1934


              	For the Quarter Ended June 30, 1998

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


	The number of shares outstanding of the Registrant's Common Stock, par value
$.10 per share, as of August 1, 1998 was 3,793,761.

                  	REFAC TECHNOLOGY DEVELOPMENT CORPORATION


                                 	INDEX


                                                												Page

Part I.  Financial Information



Condensed Consolidated Balance Sheets
	June 30, 1998 (unaudited) and December 31, 1997				          3


Condensed Consolidated Statements of Operations
	for the Six and Three months Ended June 30, 1998
	and 1997 (unaudited)									                                4


Condensed Consolidated Statements of Cash Flows
	Six months Ended June 30, 1998 and 1997
	(unaudited)										                                        5


Notes to Condensed Consolidated Financial
	Statements									                                         6-9


Management's Discussion and Analysis of Financial
	Conditions and Results of Operations					                  10-13


Part II.  Other Information			    					                      14




REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      JUNE 30,      DEC.31
ASSETS                                                 1998          1997
Current Assets                                      (UNAUDITED)       *
  Cash and cash equivalents                         $3,571,222    $2,867,563
  Marketable securities                                  -         2,503,000
  Royalties receivable                                 722,348       662,976
  Accounts receivable, net allowance for doubtful
    accounts of $34,000 in 1998 and $40,000 in 1997  1,073,224       814,599
  Prepaid expenses                                     133,639        55,069
  Total current assets                               5,500,433     6,903,207

Property and equipment, net of accumulated
  depreciation of $359,000 in 1998 and $251,000
  in 1997                                              964,453       445,866
Licensing-related securities                        19,302,160    22,777,247
Investments being held to maturity                   1,508,122     1,229,028
Other assets                                           584,606       712,731
Goodwill, net accumulated amortization of $129,000
  in 1998 and $28,000 in 1997                        4,946,945     5,073,414
                                                   $32,806,719   $37,141,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable-former Human Factors shareholders        -        $5,309,564
  Accounts payable                                     114,557       126,446
  Accrued expenses                                     335,793       548,165
  Amounts payable under service agreements             327,298       234,993
  Deferred revenue                                     184,777       103,235
  Income taxes payable                                 689,215       258,508
  Total current liabilities                          1,651,640     6,580,911

Deferred income taxes                                6,377,574     7,493,016
Other liabilities-deferred compensation                445,058       445,058
Minority interest                                        8,219         -

Stockholders' Equity
  Common stock, $.10 par value                         544,940       541,340
  Additional paid-in capital                         9,974,548     9,440,573
  Retained earnings                                 16,511,384    13,890,734
  Unrealized gain on licensing-related securities,
    net of taxes                                    11,568,680    13,752,459
  Cumulative translation adjustment                      -           198,362
  Treasury stock, at cost                          (13,874,488)  (14,774,300)
  Receivable from issuance of common stock and
    warrants                                          (400,836)     (426,660)
  Total stockholders' equity                        24,324,228    22,622,508
                                                   $32,806,719   $37,141,493

*Derived from audited financial statements
See accompanying notes to the condensed consolidated financial statements.
Page 3


REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                          Six months ended        Three months ended
                                              June 30,                  June 30,
                                         1998         1997         1998         1997
Revenues
  Royalties and fees from licensing-
    related activities               $2,386,933   $1,713,170    $1,626,521    $839,945
  Service fees                        2,025,638        -         1,113,766       -
  Gains on licensing-related
    securities                        3,445,071    2,175,105     1,762,915   1,450,532
  Dividends from licensing-related
    securities                          314,900      314,160       150,400     157,080
  Sales                                  32,450      196,243         4,635     152,103
Total revenues                        8,204,992    4,398,678     4,658,237   2,599,660

Costs and Expenses
  Licensing-related expenses            957,813      638,552       660,893     249,674
  Service expenses                    1,387,560        -           761,020       -
  Selling, general and administrative
    expenses                          1,763,626      924,806     1,042,779     587,760
  Cost of goods sold                     14,397      153,611         -         115,416
Total operating expenses              4,123,396    1,716,969     2,464,692     952,850
Operating income                      4,081,596    2,681,709     2,193,545   1,646,810

Other Income and Expenses
  (Losses) gains on marketable
    securities transactions              (6,430)      68,915        (3,737)     49,651
  Dividend and interest income           89,083      133,511        50,301      34,223
  Gains (losses) from foreign currency
    transactions                          -           10,589         -             (49)
    Income before provision for taxes
      on income and minority interest 4,164,249    2,894,724     2,240,109   1,730,635
  Provision for taxes on income       1,546,880      760,747       850,233     424,485
    Income before minority interest   2,617,369    2,133,977     1,389,876   1,306,150
  Minority interest                       3,281       22,815          (749)     10,931
Net Income                           $2,620,650   $2,156,792    $1,389,127  $1,317,081

Diluted earnings per common share         $0.66        $0.57         $0.35       $0.35
Basic eanings per common share            $0.69        $0.58         $0.37       $0.36


See accompanying notes to the condensed consolidated financial statements.
Page 4




REFAC TECHNOLOGY DEVELOPMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                        Six Months Ended
                                                             June 30,
                                                        1998         1997
Cash Flows from Operating Activities
  Net income                                        $2,620,650    $2,156,792
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
      Depreciation and amortization                    263,196        62,905
      Net gain on sales of licensing-related
        securities                                  (3,445,071)   (2,175,105)
      Net loss (gain) on sale of securities              6,430       (68,915)
      Net change in unrealized gain on marketable
        securities                                       -           (26,379)
      Deferred income taxes                           (238,697)      183,324
      (Increase) decrease in assets:
        Royalty receivable                             (59,372)      131,313
        Accounts receivable                           (258,625)      (69,889)
        Prepaid expenses                               (78,570)      (36,075)
        Proceeds from sale of marketable securities  2,500,307     2,393,592
        Other assets                                    99,232       129,211
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses         (216,042)       (7,230)
        Amounts payable under service agreements        92,305       (57,633)
        Deferred revenue                                81,542         -
        Income taxes payable                           430,707        (6,100)
Net cash provided by operating activities            1,797,992     2,609,811

Cash Flows from Investing Activities
  Proceeds from sales of licensing-related securities3,749,856     2,181,537
  Proceeds from sales of investments being held to
    maturity                                         1,130,099         -
  Purchase of investments being held to maturity    (1,409,191)   (1,085,224)
  Additions to property and equipment                 (626,421)      (40,033)
Net cash provided by investing activities            2,844,343     1,056,280

Cash Flows from Financing Activities
  Proceeds from exercise of stock options               85,500         5,219
  Proceeds from receivable from issuance of common
    stock warrants                                      25,824         -
  Proceeds from short-term borrowings                    -           815,828
  Repayment of short-term borrowings                     -          (815,828)
  Repayment of Note Payable-former Human Factors
    shareholders                                    (4,050,000)        -
  Dividends paid                                         -        (2,700,943)
  Acquisition of treasury stock                          -       (14,874,862)
Net cash used in financing activities               (3,938,676)  (17,570,586)

Effect of exchange rate changes on cash                  -            14,465
Net increase (decrease) in cash and cash equivalents   703,659   (13,890,030)

Cash and cash equivalents at beginning of period     2,867,563    15,412,077
Cash and cash equivalents at end of period          $3,571,222    $1,522,047


On January 6, 1998, the Company issued 107,374 shares of common stock to the former shareholders of Human Factors in satisfaction of the loan payable. See accompanying notes to the condensed consolidated financial statements. Page 5

REFAC TECHNOLOGY DEVELOPMENT CORPORATION
Notes to Condensed Consolidated Financial Statements

		1. 	In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of REFAC Technology Development Corporation (the "Company")
at June 30, 1998 and December 31, 1997, and the results of its operations, its cash flows and comprehensive income for the six month interim period presented.

		The accounting policies followed by the Company are set forth in Note l to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference.

	2. 	The results of operations for the quarter ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

	 	Available for sale securities are securities which do not qualify as either held to maturity or trading securities.  Unrealized gains and losses are reported as a separate component of stockholders' equity, net of applicable deferred income taxes on such unrealized gains and losses at current income tax rates.  The Company's investments in licensing-related securities fall into this category.

 4. 	The Company owns 590,000 shares of KeyCorp Common Stock (NYSE-KEY)
which, as of June 30, 1998 had a market value of $21,018,750. In order to minimize the Company's exposure against a decline in the value of KeyCorp, on September 12, 1997 the Company entered into thirteen (13) individual derivative contracts with Union Bank of Switzerland ("UBS") providing for both put options and call options. The "put options" give the Company the right to sell the KeyCorp stock covered by the option to UBS at the agreed upon option price even
if the market price is lower on the settlement date.   The call options gives
UBS the right to require the Company to sell the KeyCorp common stock covered by the option at the agreed upon option price even if the market price is higher on the settlement date. If the price is between the put and call option prices on the settlement date both options lapse. Ten individual contracts remain each covering 50,000 shares of KeyCorp. The contracts expire at the end of each calendar quarter until December 31, 2000. The schedule below details the expiration dates and the pricing for each of the contracts.

                            Put Option                  Call Option
           Number      Strike Price     Aggregate   Strike Price   Aggregate
Expiration   of          Per Share         (1)        Per Share       (1)
Date       Shares
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

	(1) Number of shares multiplied by the option price.

		5. 	The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128,
"Earnings Per Share."


                                 Six Months Ended       Three Months Ended
                                     June 30,                 June 30,
Description                   1998          1997       1998          1997
Basic shares               3,777,963     3,629,387   3,793,761     3,629,332
Dilution: Stock Options
  and Warrants               223,008        57,569     223,008        57,569
Diluted Shares             4,000,971     3,686,956   4,016,769     3,686,901
Income available to common
  shareholders            $2,620,650    $2,156,792  $1,389,127    $1,317,081
Basic earnings per share     $0.69         $0.58       $0.37         $0.36
Diluted earnings per share   $0.66         $0.57       $0.35         $0.35


 6. 	During the six months ended June 30, 1998, the Company operated principally in two industry segments - - - "Licensing of Intellectual Property Rights" and
"Product Design and Development."  The Company only operated in the Licensing of Intellectual Property Rights segment during the first quarter of 1997.

	The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies (See Note 1 of the 1997 Annual Report). Segment profit or loss is based on profit or loss from operations before the provision or benefit for income taxes. The reportable segments are distinct business units operating in different industries and are separately managed. The following information about the business segments are for the six months ended June 30, 1998.


                              Licensing of
                              Intellectual        Product
                                Property        Design and
Description                      Rights         Development        Total
Total revenues                 $6,268,385       $1,936,607       $8,204,992
Depreciation and
  amortization*                    59,986          203,210          263,196
Interest income, net               98,695           (9,612)          89,083
Segment profit (loss)           2,600,993           19,657        2,620,650
Segment assets                 25,779,312        7,027,680       32,806,992
Expenditure for segment assets    120,649          504,742          625,391

			*	The amortization expense for the Product Design and Development segment includes $100,956 of goodwill recorded in connection with the acquisition of Human Factors.

	7. 	As of January 1, 1998, the Company adopted Statement of Financial
Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). Although the adoption of SFAS 130 has no impact on the Company's net income or stockholders' equity, it does require that the Company report and display comprehensive income and its components. Comprehensive income consists of net income or loss for the current period as well as income, expenses, gains, and losses arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company's licensing-related securities, which prior to adoption were reported separately in stockholders' equity (See Note 1 above). Available for sale securities reported in prior years financial statements have been reclassified to conform to SFAS 130.

	The components of comprehensive income, net of related tax, for the six-month periods ended June 30, 1998 and 1997 are as follows:


Description                                    1998           1997
Net income                                  $2,620,650     $2,156,792
Other comprehensive income, net of tax
   Unrealized gains (losses) on
     licensing-related securities               74,148      1,510,666
   Reclassification adjustment: gains previously
    recognized for comprehensive income     (2,273,747)    (1,435,569)
Comprehensive income                          $421,051     $2,231,889


	The components of accumulated other comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 consist of unrealized gains on licensing-
related securities, net of tax and amounted to $11,568,680 and $13,752,459, respectively.

	The components of comprehensive income, net of related tax, for the three-month periods ended June 30, 1998 and 1997 are as follows:


Description                                    1998           1997
Net income                                  $1,389,127     $1,317,081
Other comprehensive income, net of tax
   Unrealized gains (losses) on
     licensing-related securities             (271,734)     1,985,306
   Reclassification adjustment: gains previously
    recognized for comprehensive income     (1,200,012)      (994,498)
Comprehensive income                          $(82,619)    $2,307,889

REFAC TECHNOLOGY DEVELOPMENT CORPORATION
Management's Discussion and Analysis
of Financial Condition and Results of Operations

Results of Operations

	Total operating revenues for the six months ended June 30, 1998 were $8,205,000 as compared to $4,399,000 for the comparable period in 1997. The increase of $3,806,000, or 87%, is principally due to an increase of $674,000 in royalties from licensing-related activities, a $1,270,000 increase in gains on the sale of licensing-related securities and the inclusion of $1,937,000 in revenues derived by Human Factors Industrial Design, Inc. ("Human Factors"), which the Company acquired in November, 1997.

	Licensing-related securities consisted of 700,000 and 590,000 shares of KeyCorp common stock as of December 31, 1997 and June 30, 1998, respectively.  KeyCorp had a 2-for-1 stock split of such common stock on March 9, 1998 and all references in this Report to the number of KeyCorp shares have been adjusted to reflect such stock split.  The Company intends to sell its remaining holdings of
KeyCorp over a three year period and, as of June 30, 1998 had contracts for ten successive quarterly puts and calls, each of which covers 50,000 KeyCorp shares.
See Note 4 to the Consolidated Financial Statements for additional details concerning such securities.

	Income from licensing-related securities (realized gains on sales and dividend income) accounted for 46% and 57% of operating revenues for the six months ended
June 30, 1998 and 1997, respectively.

	Royalties from licensing-related activities consist of recurring royalty payments for the use of licensed patents and trademarks as well as non-recurring, lump sum license payments. Revenues from non-recurring agreements vary from period to period depending upon the nature of the licensing programs pursued for various technologies in a particular year and the timing of successful completion of licensing agreements.

	Total licensing-related royalties and fees increased by $787,000 or 94% in the
quarter ended June 30, 1998 as compared to the same period of 1997.   For the
six months ended June 30, 1998, non-recurring royalties increased by $348,000, while recurring royalties increased $326,000 or 23% as compared to the same period of 1997.  The Company anticipates that non-recurring royalties will remain a material component of royalties in the future.

	Service fees consist of the product design and development fees charged by Human Factors ($1,937,000) and the royalty verification fees charged by REFAC Services Corporation ("RSC") ($89,000). Since Human Factors was acquired in November, 1997 and the royalty verification services provided by RSC began early this year, the Company did not have comparable service fee income in the second quarter of 1997.

  	Licensing-related expenses for the licensing business consist principally of amounts paid to licensors at contractually stipulated percentages of the
Company's specific patent and product revenues and, in addition, includes expenses related to the investigation, marketing, administration, enforcement, maintenance and prosecution of patent and license rights and related licenses.
Licensing-related service expenses for the six months ended June 30, 1998 increased $319,000 as compared to the same period of 1997.  This increase is directly related to the increase in Royalties from licensing-related activities.
These expenses represented 40% of licensing-related service revenues, compared with 37% in 1997.

	Service expenses consist of professional staff and other expenses incurred in connection with providing services to Human Factors' and RSC's clients.  As mentioned herein, Human Factors was acquired in November, 1997 so its results are not included in the second quarter results of 1997 and RSC began providing services in early 1998.  During the six months ended June 30, 1998, service expenses represented 68% of total service revenues.

	Selling, general and administrative expenses increased by $839,000 or 91% for the first six months of 1998 as compared to the previous year.  The majority of the increase ($706,000) is attributable to Human Factors (acquired in November,
1997) and included goodwill amortization of $101,000, and Selective Licensing
(formed in January, 1998).  The remaining increase is attributable to increased professional fees such as legal, accounting and public relations expenses.

Other Income and Expenses

	For the six months ended June 30, 1998, the Company realized losses on its marketable securities of $6,400 as compared to realized gains of $69,000 for the corresponding period of 1997. At June 30, 1998, the Company did not have any securities classified as marketable or trading securities.

	Dividend and interest income decreased by $44,000 for the six months ended June 30, 1998 from the corresponding period in 1997. This decrease was attributable to a reduction in the Company's cash and securities. See
"Liquidity and Capital Resources" below.

	The Company's income from licensing operations has not in the past been materially affected by inflation. Likewise, while currency fluctuations can influence service revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

	The Company's income tax provision of $1,547,000 for the first six months of
1998 reflects an effective tax rate of 37%, compared with rates of 26% for the same period of 1997.  The increase from the prior year is principally due to the non-deductibility of the goodwill charge, an increased state tax rate and a decrease in the benefits derived from statutory dividend received exclusions from taxable income.

Liquidity and Capital Resources

	Cash, cash equivalents, and marketable securities decreased $1,800,000 from
$5,371,000 at December 31, 1997 to $3,571,000 at June 30, 1998.  The decrease is due to the payment of the remainder of the purchase price for Human Factors in January, 1998, offset by earnings in the first half of 1998.

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

	In January 1998, the Company formed a new 81% owned subsidiary, Selective Licensing & Promotion, Ltd., ("Selective Licensing"). The Company has committed to extend up to $1,000,000 in financing to Selective Licensing during the period ending January 2001, of which $300,000 has been provided as of June 30, 1998.

	Additionally, the Company has commitments under leases covering its facilities and under a Retirement Agreement with its former CEO and Chairman (which has been provided for in the financial statements). Except as reflected herein, the
Company has no other significant commitments.  The Company's long-term investment portfolio had a market value of approximately $19,302,000 at June 30,
1998.  The Company believes its liquidity position is adequate to meet all current and projected financial needs.

	Effective January 1, 1994, the Company adopted the provision of Statements of
Financial Accounting Standards ("SFAS") No. 115 that requires all securities to be recorded at market value.  The unrealized gain/(loss) from current marketable securities is included in the Statement of Operations for 1996 and
1995 (there was no gain/(loss) in 1997).  The unrealized gain from securities acquired in association with licensing-related activities is included as a separate component of Stockholders' Equity, net of income taxes, on the
Consolidated Balance Sheet.  See Note 3 to the Consolidated Financial
Statements for additional details.

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

	(b) 	Reports on Form 8-K filed during the quarter:  None



Signatures


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               						REFAC Technology Development Corporation



August 14, 1998                      /s/Robert L. Tuchman
                               						Robert L. Tuchman, President and
						                               Chief Executive Officer




August 14, 1998	                     /s/Robert Rescigno
            				                   		Robert Rescigno, Treasurer and Chief
						                               Accounting Officer





                            					EXHIBIT INDEX



Exhibit	                                               									 Page
  No.  										                                               	 No.




  28	   	Note 1 to the Company's Consolidated financial
		       statements contained in the Company's Annual
		       Report on Form 10-K for the fiscal year ended December 31, 1997 is incorporated herein by
	       	reference.