Form 10-Q
period 1998-09-30
REFAC TECHNOLOGY DEVELOPMENT CORP
filed 1998-11-12
CIK 82788

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------


                    For the Quarter Ended September 30, 1998

                         Commission File Number 0-7704


                    REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                    ----------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                        13-1681234
     -------------------------------            --------------------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)


                122 East 42nd Street, New York, New York 10168
                ----------------------------------------------
              (Address of principal executive offices)(Zip Code)

      Registrant's telephone number, including area code:   (2l2) 687-4741


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----    ----


     The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of NOVEMBER 1, 1998 was 3,793,761.

                    REFAC TECHNOLOGY DEVELOPMENT CORPORATION


                                     INDEX
                                     -----


                                                          Page
                                                          ----

PART I.  FINANCIAL INFORMATION



Condensed Consolidated Balance Sheets
 September 30, 1998 (unaudited) and December 31, 1997        3


Condensed Consolidated Statements of Operations
 for the Nine and Three months Ended September 30, 1998
 and 1997 (unaudited)                                        4


Condensed Consolidated Statements of Cash Flows
 Nine months Ended September 30, 1998 and 1997
 (unaudited)                                                 5


Notes to Condensed Consolidated Financial
 Statements                                                 6-9


Management's Discussion and Analysis of Financial
 Conditions and Results of Operations                      10-13


PART II.  OTHER INFORMATION                                  14

                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                 SEPTEMBER 30,            DECEMBER 31,
ASSETS                                                                1998                   1997*
------                                                           ------------------------------------
Current Assets
     Cash and cash equivalents                                    $3,126,603              $2,867,563
     Marketable securities                                             -                   2,503,000
     Royalties receivable                                            669,421                 662,976
     Accounts receivable net of allowance for doubtful
        accounts of $48,000 in 1998 and $40,000 in 1997              940,817                 814,599
     Prepaid expenses                                                104,549                  55,069
                                                                 ------------------------------------
     Total current assets                                          4,841,390               6,903,207
                                                                 ------------------------------------

Property and equipment, net of accumulated depreciation of
     $439,000 in 1998 and $251,000 in 1997                           914,163                 445,866
Licensing-related securities                                      16,295,235              22,777,247
Investments being held to maturity                                 2,912,174               1,229,028
Other assets                                                         626,301                 712,731
Goodwill, net accumulated amortization of $151,000 in 1998
     and $28,000 in 1997                                           4,951,411               5,073,414
                                                                 ------------------------------------
                                                                 $30,540,674             $37,141,493
                                                                 ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
     Notes payable - former Human Factors shareholders           $    -                   $5,309,564
     Accounts payable                                                 75,445                 126,446
     Accrued expenses                                                417,559                 548,165
     Amounts payable under service agreements                        268,544                 234,993
     Deferred revenue                                                162,926                 103,235
     Income taxes payable                                            227,451                 258,508
                                                                 ------------------------------------
     Total current liabilities                                     1,151,925               6,580,911
                                                                 ------------------------------------

Deferred income taxes                                              5,296,382               7,493,016
Other liabilities - deferred compensation                            445,058                 445,058
Minority interest                                                      7,500                  -
                                                                 ------------------------------------
     Total other liabilities                                       5,748,940               7,938,074
                                                                 ------------------------------------
Stockholders' Equity
     Common stock, $.10 par value                                    544,940                 541,340
     Additional paid-in capital                                    9,974,548               9,440,573
     Retained earnings                                            17,521,477              13,890,734
     Accumulated other comprehensive income                        9,745,012              13,950,821
     Treasury stock, at cost                                     (13,874,488)            (14,774,300)
     Receivable from issuance of common stock and warrants          (271,680)               (426,660)
                                                                 ------------------------------------
     Total stockholders' equity                                   23,639,809              22,622,508
                                                                 ------------------------------------
                                                                 $30,540,674             $37,141,493
                                                                 ====================================

      * Derived from audited financial statements

   See accompanying notes to the condensed consolidated financial statements

                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                         NINE MONTHS                       THREE MONTHS
                                                                      ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                              ------------------------------------------------------------------
                                                                   1998               1997            1998               1997
                                                              ------------------------------------------------------------------
REVENUES
  Royalties from licensing-related activities                  $3,105,201         $2,688,555        $808,161           $975,385
  Service fees                                                  3,089,395               -            973,864               -
  Gains on licensing-related securities                         4,798,047          4,738,010       1,352,976          2,562,905
  Dividend income from licensing-related securities               453,550            471,240         138,650            157,080
  Sales                                                            36,923            345,402           4,473            149,159
                                                              -------------------------------    -------------------------------
      Total Revenues                                           11,483,116          8,243,207       3,278,124          3,844,529
                                                              -------------------------------    -------------------------------

EXPENSES
  Licensing-related expenses                                    1,332,091            879,467         374,278            240,915
  Service expenses                                              2,176,986               -            789,426               -
  Selling, general and administrative expenses                  2,419,815          1,372,907         757,145            448,101
  Goodwill                                                        151,229               -             50,273               -
  Cost of goods sold                                               14,397            276,575            -               122,964
                                                              -------------------------------    -------------------------------
      Total Operating Expenses                                  6,094,518          2,528,949       1,971,122            811,980
                                                              -------------------------------    -------------------------------
Operating Income                                                5,388,598          5,714,258       1,307,002          3,032,549

OTHER INCOME AND EXPENSES
  Gains (losses) on marketable securities transactions             (6,430)            67,331            -                (1,584)
  Dividends and interest income                                   182,913            208,962          93,830             75,451
  Gains (losses) from foreign currency transactions                  -                11,611            -                 1,022
                                                              -------------------------------    -------------------------------
INCOME BEFORE PROVISION FOR TAXES ON INCOME
  AND MINORITY INTEREST                                         5,565,081          6,002,162       1,400,832          3,107,438
Provision (benefit) for taxes on income                         1,885,116          1,697,741         338,236            936,994
                                                              -------------------------------    -------------------------------
INCOME BEFORE MINORITY INTEREST                                 3,679,965          4,304,421       1,062,596          2,170,444
Minority interest                                                   4,000             30,208             719              7,393
                                                              -------------------------------    -------------------------------
NET INCOME                                                     $3,683,965         $4,334,629      $1,063,315         $2,177,837
                                                              ===============================    ===============================

DILUTED EARNINGS PER COMMON SHARE                                   $0.94              $1.13           $0.28              $0.57
                                                              ===============================    ===============================

BASIC EARNINGS PER COMMON SHARE                                     $0.97              $1.17           $0.28              $0.59
                                                              ===============================    ===============================
Weighted average shares outstanding                             3,894,094          3,851,383       3,780,625          3,816,025
                                                              ===============================    ===============================

   See accompanying notes to the condensed consolidated financial statements

                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                            -------------------------------------
                                                                               1998                     1997
                                                                            -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                              $3,683,965                $4,334,629
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
           Depreciation and amortization                                       402,025                    95,748
           Net gain on sales of licensing-related securities                (4,798,047)               (4,738,010)
           Net loss (gain) on sale of securities                                 6,430                   (67,331)
           Net change in unrealized (gain) loss on marketable securities         -                       (27,963)
           (Increase) decrease in assets:
              Royalty receivable                                                (6,445)                   27,852
              Accounts receivable                                             (126,218)                 (360,921)
              Prepaid expenses                                                 (49,480)                   (3,828)
              Proceeds from sale of marketable securities                    2,500,307                 2,393,592
              Other assets                                                    (312,684)                  196,840
           Increase (decrease) in liabilities:
              Accounts payable and accrued expenses                           (181,597)                  (22,578)
              Amounts payable under service agreements                          33,551                   (43,242)
              Deferred revenue                                                  59,691
              Income taxes payable                                              44,240                   662,371
                                                                            -----------            --------------
Net cash provided by operating activities                                    1,255,738                 2,447,159
                                                                            -----------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of licensing-related securities                      5,241,333                 4,738,010
    Proceeds from sales of investments being held to maturity                1,130,099                    -
    Purchase of investments being held to maturity                          (2,809,191)               (3,495,721)
    Additions to property and equipment                                       (748,519)                  (50,137)
                                                                            -----------            --------------
Net cash provided by investing activities                                    2,813,722                 1,192,152
                                                                            -----------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from exercise of stock options                                     85,500                    17,344
    Proceeds from receivable from issuance of common stock warrants            154,080                    -
    Repayment of Note Payable-former Human Factors shareholders             (4,050,000)                   -
    Dividends paid                                                               -                    (2,700,943)
    Acquisition of treasury stock                                                -                   (14,874,862)
                                                                            -----------           ---------------
NET CASH USED IN FINANCING ACTIVITIES                                       (3,810,420)              (17,558,461)
                                                                            -----------           ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         -                           (507)
                                                                            -----------           --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           259,040               (13,919,657)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             2,867,563                15,412,077
                                                                            -----------           --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $3,126,603                $1,492,420
                                                                            ===========           ==============

On January 6, 1998, the Company issued 107,374 shares of common stock to the former shareholders of Human Factors in satisfaction of the loan payable.

   See accompanying notes to the condensed consolidated financial statements

                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of REFAC Technology Development Corporation (the "Company") at September 30, 1998 and December 31, 1997, and the results of its operations, its cash flows and comprehensive income for the nine month interim period presented.

     The accounting policies followed by the Company are set forth in Note l to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which is incorporated herein by reference.

     2. The results of operations for the quarter ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

     3. In accordance with SFAS No. 115, the Company categorizes and accounts for its investment holdings as follows:

  . Trading securities are securities bought and held for the purpose of selling them in the near term. Unrealized gains and losses are included in current period earnings.

  . Held to maturity securities are measured at amortized cost. This categorization is permitted only if the Company has the positive intent and ability to hold these securities to maturity.

  . Available for sale securities are securities which do not qualify as either held to maturity or trading securities. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of applicable deferred income taxes on such unrealized gains and losses at current income tax rates. The Company's investments in licensing-related securities fall into this category.

     4. The Company owns 540,000 shares of KeyCorp Common Stock (NYSE-KEY) which, as of September 30, 1998 had a market value of $16,295,000. In order to minimize the Company's exposure against a decline in the value of KeyCorp, on September 12, 1997 the Company entered into thirteen (13) individual derivative contracts with Union Bank of Switzerland ("UBS") providing for both put options and call options. The "put options" give the Company the right to sell the KeyCorp stock covered by the option to UBS at the agreed upon option price even
if the market price is lower on the settlement date.   The call options gives
UBS the right to require the Company to sell the KeyCorp common stock covered by the option at the agreed upon option price even if the market price is higher on the settlement date. If the price is between the put and call option prices on the settlement date both options lapse. Nine individual contracts remain each covering 50,000 shares of KeyCorp. The contracts expire at the end of each calendar quarter until December 31, 2000. The schedule below details the expiration dates and the pricing for each of the contracts.

                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     NUMBER               PUT OPTION                     CALL OPTION
  EXPIRATION           OF      --------------------------------------------------------------
     Date            SHARES                                          STRIKE
                                  STRIKE PRICE     AGGREGATE       PRICE PER      AGGREGATE
                                   PER SHARE         (1)             SHARE           (1)
---------------------------------------------------------------------------------------------
   12/31/98           50,000        $27.42615     $1,371,308        $35.0140     $1,750,700
---------------------------------------------------------------------------------------------
   03/31/99           50,000        $27.42615     $1,371,308        $35.3490     $1,767,450
---------------------------------------------------------------------------------------------
   06/30/99           50,000        $27.42615     $1,371,308        $35.9585     $1,797,925
---------------------------------------------------------------------------------------------
   09/30/99           50,000        $27.42615     $1,371,308        $36.5680     $1,828,400
---------------------------------------------------------------------------------------------
   12/31/99           50,000        $27.42615     $1,371,308        $37.1775     $1,858,875
---------------------------------------------------------------------------------------------
   03/31/00           50,000        $27.42615     $1,371,308        $37.4825     $1,874,125
---------------------------------------------------------------------------------------------
   06/30/00           50,000        $27.42615     $1,371,308        $38.0920     $1,904,600
---------------------------------------------------------------------------------------------
   09/30/00           50,000        $27.42615     $1,371,308        $38.7015     $1,935,075
---------------------------------------------------------------------------------------------
   12/31/00           50,000        $27.42615     $1,371,308        $39.3720     $1,968,600
---------------------------------------------------------------------------------------------

(1) Number of shares multiplied by the option price.

    5. The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, "Earnings Per Share."

                                                       NINE MONTHS ENDED             THREE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------------
                DESCRIPTION                            1998             1997           1998           1997
-------------------------------------------------------------------------------------------------------------
Basic Shares                                        3,783,287        3,704,811       3,780,625      3,677,970
-------------------------------------------------------------------------------------------------------------
Dilution: Stock Options and Warrants                  110,807          146,572               0        138,055
-------------------------------------------------------------------------------------------------------------
Diluted Shares                                      3,894,094        3,851,383       3,780,625      3,816,025
-------------------------------------------------------------------------------------------------------------
Income available to common shareholders            $3,683,965       $4,334,629      $1,063,315     $2,177,837
-------------------------------------------------------------------------------------------------------------
Basic earnings per share                           $     0.97       $     1.17      $     0.28     $     0.59
-------------------------------------------------------------------------------------------------------------
Diluted earnings per share                         $     0.94       $     1.13      $     0.28     $     0.57
-------------------------------------------------------------------------------------------------------------

   6. During the nine months ended September 30, 1998, the Company operated principally in two industry segments - - - "Licensing of Intellectual Property Rights" and "Product Design and Development". The Company only operated in the Licensing of Intellectual Property Rights segment during the first three quarters of 1997.

                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies (See Note 1 of the 1997 Annual Report). Segment profit or loss is based on profit or loss from operations before the provision or benefit for income taxes. The reportable segments are distinct business units operating in different industries and are separately managed. The following information about the business segments are for the nine months ended September 30, 1998.

-----------------------------------------------------------------------------------------
                                    LICENSING OF
                                    INTELLECTUAL           PRODUCT
                                       PROPERTY           DESIGN AND
           DESCRIPTION                  RIGHTS           DEVELOPMENT          TOTAL
-----------------------------------------------------------------------------------------
Total revenues                         $ 8,644,354        $2,838,762        $11,483,116
-----------------------------------------------------------------------------------------
Depreciation and amortization*              65,516           318,707            384,223
-----------------------------------------------------------------------------------------
Interest income, net                       204,677           (21,764)           182,913
-----------------------------------------------------------------------------------------
Segment profit (loss)                    3,742,195           (58,230)         3,683,965
-----------------------------------------------------------------------------------------
Segment assets                          23,549,207         6,991,467         30,540,674
-----------------------------------------------------------------------------------------
Expenditure for segment assets             137,042           573,727            710,769
-----------------------------------------------------------------------------------------

       * The amortization expense for the Product Design and Development segment includes $151,229 of goodwill recorded in connection with the acquisition of Human Factors.

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

                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The components of comprehensive income (loss), net of related tax, for the nine-month periods ended September 30, 1998 and 1997 are as follows:

---------------------------------------------------------------------------------------------------
                          DESCRIPTION                                     1998             1997
---------------------------------------------------------------------------------------------------
NET INCOME                                                            $ 3,683,965       $4,334,629
---------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
---------------------------------------------------------------------------------------------------
  Unrealized gains (losses) on licensing-related securities            (4,007,447)         546,640
---------------------------------------------------------------------------------------------------
  Foreign currency translation adjustment                                (198,362)          (8,688)
---------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                             ($521,844)      $4,872,581
---------------------------------------------------------------------------------------------------

     The components of accumulated other comprehensive income, net of related tax, at September 30, 1998 and December 31, 1997 consist of unrealized gains on licensing-related securities, net of tax and amounted to $9,745,012 and $13,950,821, respectively.

     The components of comprehensive income (loss), net of related tax, for the three-month periods ended September 30, 1998 and 1997 are as follows:

---------------------------------------------------------------------------------------------------
                          DESCRIPTION                                   1998             1997
---------------------------------------------------------------------------------------------------
NET INCOME                                                            $ 1,063,315       $2,177,837
---------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME, NET OF TAX
---------------------------------------------------------------------------------------------------
   Unrealized gains (losses) on licensing-related securities           (1,823,668)        (409,825)
---------------------------------------------------------------------------------------------------
   Foreign currency translation adjustment                                      0          (17,449)
---------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                             ($760,353)      $1,750,563
---------------------------------------------------------------------------------------------------

                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     TOTAL OPERATING REVENUES for the nine months ended September 30, 1998 were $11,483,000 as compared to $8,243,000 for the comparable period in 1997. The increase of $3,240,000, or 39%, is due to an increase of $417,000 in royalties from licensing-related activities, a $60,000 increase in gains on the sale of licensing-related securities, the inclusion of $2,839,000 in revenues derived by Human Factors Industrial Design, Inc. ("Human Factors"), which the Company acquired in November, 1997, $142,000 in revenues derived from Selective Licensing and Promotion, Ltd. ("Selective Licensing"), which was formed in January 1998 and an increase of $108,000 in royalty verification service revenues, offset by a $309,000 reduction in sales related to ceased operations and a $17,000 decrease in dividend income on Licensing-related securities.

     LICENSING-RELATED SECURITIES consisted of 700,000 and 540,000 shares of KeyCorp common stock as of December 31, 1997 and September 30, 1998, respectively. KeyCorp had a 2-for-1 stock split of such common stock on March 9, 1998 and all references in this Report to the number of KeyCorp shares have been adjusted to reflect such stock split. The Company intends to sell its remaining holdings of KeyCorp over a three year period and, as of September 30, 1998 had contracts for nine successive quarterly puts and calls, each of which covers 50,000 KeyCorp shares. See Note 4 to the Consolidated Financial Statements for additional details concerning such securities.

     Income from licensing-related securities (realized gains on sales and dividend income) accounted for 46% and 63% of operating revenues for the nine months ended September 30, 1998 and 1997, respectively.

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

     Total licensing-related royalties and fees increased by $417,000 or 16 % in the nine months ended September 30, 1998 as compared to the same period of 1997. For the nine months ended September 30, 1998, non-recurring royalties increased by $448,000, while recurring royalties decreased $31,000 as compared to the same period of 1997. The Company anticipates that non-recurring royalties will remain a material component of royalties in the future.

     SERVICE FEES consist of the product design and development fees charged by Human Factors ($2,839,000), the royalty verification fees charged by REFAC Services Corporation ("RSC") ($108,000) and the trademark licensing agency fees earned by Selective Licensing. Since Human Factors was acquired in November, 1997 and Selective Licensing was formed in January, 1998, the Company did not have comparable service fee income for the like periods in 1997.

                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     LICENSING-RELATED EXPENSES for the licensing business consist principally of amounts paid to licensors at contractually stipulated percentages of the Company's specific patent and product revenues and, in addition, includes expenses related to the investigation, marketing, administration, enforcement, maintenance and prosecution of patent and license rights and related licenses. Licensing-related service expenses for the nine months ended September 30, 1998 increased by $453,000 as compared to the same period of 1997, which increase is directly related to the increase in royalties. These expenses represented 43% of licensing-related service revenues, compared with 33% in 1997.

     SERVICE EXPENSES consist of professional staff and other expenses incurred in connection with providing services to Human Factors' and RSC's clients. As mentioned herein, Human Factors was acquired in November, 1997 so its results are not included in the third quarter results of 1997 and RSC did not have any compensated staff until early 1998. During the nine months ended September 30, 1998, service expenses represented 70% of total service revenues.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A expenses") increased by $1,046,000 or 76% for the first nine months of 1998 as compared to the previous year. This increase is attributable to the inclusion in 1998 of the SG&A expenses of Human Factors, which was acquired in November, 1997, ($720,000) and Selective Licensing, which was formed in January, 1998.

OTHER INCOME AND EXPENSES

     For the nine months ended September 30, 1998, the Company realized losses on its marketable securities of $6,400 as compared to realized gains of $67,000 for the corresponding period of 1997. At September 30, 1998, the Company did not have any securities classified as marketable or trading securities.

     Dividend and interest income decreased by $26,000 for the nine months ended September 30, 1998 from the corresponding period in 1997. This decrease was attributable to a reduction in the Company's cash and securities. See "Liquidity and Capital Resources" below.

     The Company's income from licensing operations has not in the past been materially affected by inflation. Likewise, while currency fluctuations can influence service revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

     The Company's income tax provision of $1,885,000 for the first nine months of 1998 reflects an effective tax rate of 34%, compared with a rate of 28% for the same period of 1997. The increase from the prior year is principally due to the non deductibility of the goodwill associated with the Human Factors acquisition, an increased state tax rate and a decrease in the benefits derived from statutory dividend received exclusions from taxable income.

                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and marketable securities decreased $2,244,000 from $5,371,000 at December 31, 1997 to $3,127,000 at September 30, 1998. The
decrease is due to the payment of the remainder of the purchase price for Human Factors in January, 1998.

     In November 1997, the Company acquired 100% of Human Factors from its stockholders for $6 million ($4.5 million cash and 119,374 shares valued at $1.5 million) and committed to extend up to $1,000,000 in financing, of which $575,000 has been provided as of September 30, 1998.

     In January 1998, the Company formed Selective Licensing, an 81% owned subsidiary. The Company has committed to extend up to $1,000,000 in financing to Selective Licensing during the period ending January 2001, of which $350,000 has been provided as of September 30, 1998.

     Additionally, the Company has commitments under leases covering its facilities and under a Retirement Agreement with its former CEO and Chairman (which has been provided for in the financial statements). In October of 1998, the Company consolidated it's existing premises in New York City and agreed to surrender the remaining portion of it's space between March 31, 1999 and May 31, 1999. Concurrent with this event, the Company entered into a lease covering 25,000 square feet of newly constructed premises in Edgewater, New Jersey which will house the operations of the Company and its subsidiary companies, other than Selective Licensing and REFAC Financial Corporation. The lease has an initial term of 10 1/2 years, which will commence upon the completion of construction in or about May, 1999. The Company has two successive five year renewal options. The total expected annual payments due under the lease (assuming a May 1st occupancy date) are $171,875 during 1999, $ 360,417 during 2000 and $456,250 thereafter with a maximum cost of living increase of 2.5% per annum starting in the fourth lease year.

     Except as reflected herein, the Company has no other significant commitments. The Company's long-term investment portfolio has a market value of approximately $16,295,000 at September 30, 1998. The Company believes its liquidity position is adequate to meet all current and projected financial needs.

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

                          PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings
-----------------------------

     Zoom Telephonics - The Company's litigation against Zoom Telephonics was
     ----------------
settled on April 23, 1998.


Item 6.     Exhibit and Reports on Form 8-K
-------------------------------------------


     (a)  Reports on Form 8-K filed during the quarter:  None

     (b)  The following document is filed herewith:

          EXHIBIT NO.     DESCRIPTION
          ------------    -----------
              1           Agreement of Lease, dated October 30, 1998, between
                          the Company and 115 River Road Road, L.L.C.


                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              REFAC TECHNOLOGY DEVELOPMENT CORPORATION



November 12, 1998             /s/ Robert L. Tuchman
                              ---------------------------------------------
                              Robert L. Tuchman, President and
                                Chief Executive Officer



November 12, 1998             /s/ Elliott S. Greller
                              ---------------------------------------------
                              Elliott S. Greller, Vice President, Treasurer
                                and Chief Financial Officer