Form 10-K405
period 1998-12-31
REFAC TECHNOLOGY DEVELOPMENT CORP
filed 1999-03-31
CIK 82788

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              ----------------------------------------------------

                  For the Fiscal Year Ended December 31, 1998

                         Commission File Number 0-7704


                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                   ----------------------------------------

           Delaware                                          13-1681234
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


              122 East 42/nd/ Street, New York, New York  10168
            ------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

    Registrant's telephone number, including area code:      (212) 687-4741
                                                             --------------

       Securities registered pursuant to Section 12(b) of the Act:  None
                                                                    ----

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1999 was $28,464,458.

     The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of March 23, 1999 was 3,795,261.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


PART I      Item 1}    Annual Report to Stockholders of REFAC
PART II     Item 5}    Technology Development Corporation for the
            Item 6}    year ended December 31, 1998 except for the
            Item 7}    inside front and back cover and Pages 2
            Item 8}    through 11 thereof.

PART III    Item 10}   Definitive Proxy Statement of REFAC
            Item 11}   Technology Development Corporation in
            Item 12}   connection with the Annual Meeting of
            Item 13}   Stockholders to be held in May, 1999.


                                     PART I
                                     ------

Item 1. Business
----------------

General
-------

     REFAC Technology Development Corporation (the "Company"), a Delaware corporation organized in 1952, through certain of its subsidiaries, is engaged in the licensing of intellectual property rights and product design and development. The Company's expertise centers on its ability to maximize the earning potential of intellectual property rights through creative licensing strategies, enterprising brand extension ventures, and entrepreneurial product design/engineering programs.

Product Design & Development and Product Licensing
--------------------------------------------------

     On November 26, 1997, pursuant to an Agreement and Plan of Merger, dated as of November 25, 1997, the Company acquired Human Factors Industrial Design, Inc. ("Human Factors"), an industrial design and engineering firm based in New York City. On December 31, 1998, the Company merged Human Factors into its wholly-owned subsidiary, REFAC International, Ltd. ("RIL"), and it now operates as a division of RIL. Founded in 1974, Human Factors is a product development company that offers a broad range of research, design and engineering services to create innovative products for its clients. Human Factors merges the disciplines of applied human factors, industrial design, engineering and architecture. Originally specializing in the design of medical products and shipboard electronics, Human Factors is now known for its expertise in designing and/or engineering (i) consumer products, (ii) medical-surgical devices, (iii) medical and other industrial equipment and (iv) control rooms and consoles.

     Prior to the Company's acquisition, Human Factors primarily operated as a fee-for-service consultant. Now, in the appropriate circumstances, it will forego current fee income for a participation in the future success of a project on a royalty basis. As used herein, "product licensing" refers to products and/or product concepts developed by Human Factors which are then licensed to manufacturers. In situations where Human Factors does not own the intellectual property rights and simply develops the products in exchange for a royalty basis, the income is treated as part of its product design and development activities. The Company has committed to make up to $1 million in financing available to Human Factors, of which $575,000 has been provided as of December 31, 1998.

     Facilities.  During 1998, Human Factors occupied approximately 12,500
     ----------
square feet of office, studio, machine shop and lab space in an office building located in New York City. It runs a complete range of operating software platforms, including AutoCad, Alias, Cosmos, SolidWorks, MasterCam, MicroStation and ProEngineer. It has a machine shop with a Computer Numeric Control milling machine, mock-up studio/workshop and an inspection/lab area, all on the same floor adjacent to its engineering and design studios.

     In November, the Company announced that it will relocate its corporate headquarters, patent licensing and product development operations to 115 River Road, Edgewater, New Jersey. The Company has signed a 10 1/2 year lease for newly constructed premises encompassing 25,000 square feet. This site is expected to be ready for the Company's occupancy during the second quarter of 1999 and will enable the Company to integrate its corporate and patent licensing operations with the industrial design and engineering operations of Human Factors.

     The Company has entered into a sublease for 10,000 square feet of Human Factors' existing premises (which is on a term lease) at the same rental and for the balance of the term provided for in Human Factors' lease. This sublease commences upon the move to Edgewater. The lease for the balance of the space currently utilized by Human Factors is on a month-to-month basis and will be terminated upon the move.

     Employees.  As of December 31, 1998, Human Factors had 30 full-time
     ---------
employees, including 15 industrial designers, 6 engineers and 9 technical and support staff. Over half of the staff have been employed by Human Factors for more than 10 years.

     Competition.  The industrial design industry is highly fragmented, with a
     -----------
lack of dominant market leaders. Since the barriers to entry, including capital requirements, are relatively low, there are a large number of small regional firms. Human Factors faces strong competition from other industrial design firms and its ability to attract clients is dependent upon its reputation and ability to deliver distinctive products that meet its clients' requirements in a timely fashion. In addition, the industrial design business is dependent on the ability to attract and retain personnel.

Trademark Licensing
-------------------

     On January 21, 1998, the Company broadened its licensing business through the formation of Selective Licensing & Promotion, Ltd. ("SL&P"). SL&P is a full service trademark licensing agency and consultancy for brand and character licensing properties. The Company owns 81% of SL&P and Ms. Arlene Scanlan, the President and Chief Executive Officer of SL&P, owns the remaining 19%. SL&P acts as the licensing agent for the following properties: Psycho Chihuahua/(R)/, Class of 2000/(R)/, Rambling Ted/(R)/, UZI/(R)/ and Rockwell/(R)/. The Company has committed to make up to $1 million in financing available to SL&P through December, 31, 2001, of which $400,000 has been funded through December 31, 1998.

     Facilities.  SL&P leases approximately 1,450 square feet of office space in
     ----------
Southport, Connecticut.

     Employees.  SL&P has 3 full-time employees.
     ---------

     Competition.  Success in the trademark licensing agency business is
     -----------
principally dependent upon the strength of the properties that the agency represents. With respect to character or juvenile licensing, most of the movie and television production companies have their own licensing divisions to license their properties. Thus, SL&P typically competes with other independent agencies for properties that have not yet become well-known but which it believes has the potential to be popular. It also competes with other agencies in brand licensing for the rights to well-known corporate trademarks. The Company believes that Human Factors' product design and development capability will give it a distinct advantage in this area.

Technology Licensing Operations
-------------------------------

       The Company's technology licensing includes "New Technology Licensing" and "Patent Enforcement Licensing" projects. In both classes, the Company generally acquires from its clients ("Clients") the exclusive right to license others ("Licensees") to manufacture, use and/or sell, throughout the world or in specific markets, specific Client products and processes under their respective patents and/or in accordance with related technical know-how. In recent years, a typical Client has been an individual or a small company for whom licensing offers important opportunities for accelerated product development, broadened commercialization and income. The Company also offers larger corporations a facility for exploiting idle patents, unused or abandoned products and technological developments. As a general policy, the Company shares equally with Clients the gross amount of revenues received from its licenses. Occasionally, in addition to or in lieu of money payments, the Company may receive equity considerations.

     New Technology Licensing.  New Technology licensing includes technologies
     ------------------------
that have not yet been successfully commercialized. These technologies generally offer certain benefits such as new features, improved performance, cost savings and/or favorable environmental, health or safety features. In order for the Company to attract Licensees for this type of technology, it has to present evidence that persuasively "proves the concept" of the invention, which often involves monetary investments. Commencing 1999, the Company plans to limit its New Technology licensing to projects in which it can have an equity position.

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

     Patent Enforcement Licensing.  In determining its interest in the products
     ----------------------------
or patents of a prospective Client, the Company may find indications of infringement by one or more third parties. A prospective Client also may notify the Company that its patents are probably being infringed by various manufacturers or users. In such event, before accepting a licensing responsibility, the Company intensively investigates relevant issues of patent validity and indicated infringement details. If the Company concludes that there is substantial merit in the Client's patent position, that there is a strong basis for concluding that infringement exists, and that there is substantial economic value involved, serious efforts are then made to license the patents to the putatively infringing parties. Often these efforts are successful. If not, the Company may consider it appropriate, with the Client as co-plaintiff, to initiate infringement litigation. Such litigation is costly and lengthy with an uncertain outcome.

     Except for its contracts with Patlex Corporation and Emhart Fastening Teknologies, Inc. which accounted for 9.7% and 5.7%, respectively, of total revenues, the Company does not believe that the loss or termination of any individual contract would have a materially adverse effect on its business.

     With respect to any patents or group of related patents that are now the subject of one or more income-producing licenses, the Company does not believe that there is any currently foreseeable circumstance under which the Company would lose its rights to grant licenses.

       Competition.  Success in the technology licensing business is principally
       -----------
dependent upon the ability of a technology to create a competitive advantage or solve a recognized problem in the marketplace and the availability of the financial and technical resources necessary to "prove the concept" and demonstrate the benefits of the invention to prospective Licensees. The Company believes that Human Factors' product design and development capability will give it a distinct advantage in this area for consumer products, medical devices and business equipment.

Government Regulations
----------------------

     Federal, state and local environmental control laws have had no material effect on capital expenditures, earnings or the competitive position of the Company.

Patents and Trademarks
----------------------

     As of December 31, 1998, the Company held the following interests in patents and trademarks:

     Adhesive and Polymer Related Patents - The Company's wholly-owned
     ------------------------------------
subsidiary, REFAC International, Ltd. ("RIL"), owns the following United States patents covering the manufacture and composition of urethane polymer and epoxy materials:

 U.S.
Patent                                                                             Expiration
  No.                                      Title                                      Date
---------------------------------------------------------------------------------------------
4,608,418  Hot Melt Composition and Process for Forming the Same                   02/22/2005
4,870,142  Novel Urethane Polymer Alloys With Reactive Epoxy Functional Groups     06/26/2008
5,516,857  Thermoplastic Urethane Elastomeric Alloys                               05/14/2013
5,580,946  Thermoplastic Polyurethane-Epoxy Mixtures That Develop Cross-Linking    12/03/2013
           Upon Melt Processing
5,747,588  Thermoplastic Urethane Elastomeric Alloys                               06/25/2013


     The Company also owns the registered United States trademark "LAMBDA" and "Bondstar" for use with adhesives and elastomers and has a pending United States trademark application for the mark "REFAC" for such use.

       H. pylori Patent - The Company's subsidiary, REFAC Biochemics Corporation
       ----------------
("RBC"), holds the exclusive right to grant licenses under United States Patent No. 5,409,903, entitled "Method and Compositions for the Treatment of H. pylori and Dermatitis", which expires April 25, 2012. RBC has committed to invest up to $120,000 for the prosecution and maintenance of the corresponding foreign patents and a clinical trial relating to this pharmaceutical composition.

       Conveyor Patents - RIL owns eight U.S. patents covering conveyors and
       ----------------
conveyor buckets that expire at various times from February 15, 2000 to April 21, 2009 and the registered U.S. trademarks Econ-O-Lift(R), Maxecon(R) and Swing Link(R). Various foreign patents and trademarks have issued.

     Exclusive Rights to License under Other Patents - As mentioned in Item 1,
     -----------------------------------------------
in the Company's technology licensing business, it acquires from its Clients the exclusive right to license others to manufacture, use and/or sell, throughout the world or in specific markets, specific Client products and processes under their respective patents and/or in accordance with related technical know-how.

                                   __________

     The Company does not believe that the loss or termination of any of the above patents or trademarks would have a materially adverse effect on its business.

Employees
---------

     As of December 31, 1998, the Company had 42 employees including 30 employees at Human Factors and 3 employees at SL&P. The Company considers its relations with its employees to be excellent.

Financial Information About Foreign and Domestic Operations and Product Sales
-----------------------------------------------------------------------------

     The Company's business is principally conducted in the United States. Information concerning the aggregate of the Company's foreign source revenues from domestic operations for the three years ended December 31, 1998 is set forth in Note 6 of the Notes to the Company's Consolidated Financial Statements found on page 25 of its Annual Report to Stockholders for the year ended December 31, 1998. Said page 25 is incorporated herein by reference. The Company is subject to the usual risks of doing business abroad, particularly currency fluctuations and foreign exchange controls.

Item 2.  Properties
-------------------

     From January 1, through September 30, 1998, the Company leased the entire 40/th/ floor, consisting of approximately 7,800 square feet, in an office building located at 122 East 42/nd/ Street, New York, New York under a lease expiring in the year 2004. The Company occupied approximately 5,100 square feet of space for its headquarters facility and subleased the remaining premises. In October of 1998, pursuant to an agreement with the landlord, the Company surrendered possession of the 5,100 square feet it was occupying and moved into the remaining 2,700 square feet that had been previously subleased, which it agreed to surrender between March 31, 1999 and May 31, 1999.

     Human Factors leases the entire 15/th/ floor, consisting of approximately 10,000 square feet, in an office building located at 575 Eighth Avenue, New York, New York under a lease which expires in the year 2003. It also leases in the same building an additional 2,500 square feet on a month-to-month basis.

     Concurrent with its October, 1998 agreement to terminate the existing leasehold, the Company entered into a lease covering 25,000 square feet of newly constructed premises in Edgewater, New Jersey for its headquarters which will house the operations of the Company and its subsidiary companies, other than SL&P and REFAC Financial Corporation. The lease has an initial term of 10 1/2 years, which will commence upon the completion of construction in or about May,
1999.  The Company has two successive five-year renewal options.   Human Factors
has agreed to sublease its 10,000 leasehold (at 575 Eighth Avenue) to another design firm for the balance of its term at the same rental it is obligated to pay.

     SL&P, a wholly-owned subsidiary, leases approximately 1,450 square feet in an office building located at 107 John Street, Southport, Connecticut under a lease which expires in the year 2003.

     The Company's wholly-owned subsidiary, REFAC Financial Corporation, leases office facilities in Las Vegas, Nevada, which it considers to be suitable and adequate for its present needs.

Item 3.  Legal Proceedings
--------------------------

       Suit by Former Officer.  At December 31, 1998, the only claim pending
       ----------------------
against the Company was an action in United States District Court for the Eastern District of New Jersey, which was commenced by the executrix of the estate of a former officer of the Company for compensation allegedly due under an employment arrangement. The Company believes that the claim is without any merit.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                              PART II
                              -------

Item 5.  Market for the Company's Common Stock and Related Security Holder
--------------------------------------------------------------------------
Matters
-------

     The Company had 754 stockholders of record as of March 23, 1999. The other information required by this item is included on page 27 of the Company's Annual Report to Stockholders for the year ended December 31, 1998, which page is hereby incorporated by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information required by this item is included on page 27 of the Company's Annual Report to Stockholders for the year ended December 31, 1998, which page is hereby incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

     The information required by this item is included on pages 13 and 14 of the Company's Annual Report to Stockholders for the year ended December 31, 1998, which pages are hereby incorporated by reference.

Item 8.  Financial Statements
-----------------------------

     The information required by this item is included on pages 15 through 19 of the Company's Annual Report to Stockholders for the year ended December 31, 1998, which pages are hereby incorporated by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

     None.


                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Company
--------------------------------------------------------

     The information required by this item is included on pages 2 through 4 in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held in May, 1999 and is hereby incorporated herein by reference. Information concerning the Executive Officers of the Company is presented below.

                       EXECUTIVE OFFICERS OF THE COMPANY
                       ---------------------------------


                                            Served in Such
                                           Position or Office
Name                                  Age  Continually Since               Position (1)
------------------------------------  ---  ------------------  ------------------------------------
Robert L. Tuchman                      56       1991            Chairman, President, Chief Executive
                                                                Officer and General Counsel (2)

Douglas M. Spranger                    51       1998            Senior Vice President (3)

Raymond A. Cardonne, Jr.               32       1997            Vice President and Secretary (4)

Elliott S. Greller                     56       1998            Vice President and Treasurer (5)

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

(3) Douglas M. Spranger has been the Chief Executive Officer of Human Factors Industrial Design, Inc. since its formation in 1974. Human Factors Industrial Design, Inc., acquired by the Corporation in November, 1997, was merged into the Corporation's wholly-owned subsidiary, REFAC International, Inc., on December 31, 1998. Mr. Spranger became the Senior Vice President of REFAC International, Ltd. in December, 1998 and relinquished the position of President of the Human Factors to Bert D. Heinzelman. Mr. Heinzelman will also assume the position of Chief Executive Officer of Human Factors when the Corporation relocates to its new facilities in late Spring, 1999.

(4) Mr. Cardonne joined the Company in December, 1997 as Vice President responsible for the licensing and commercialization of technologies and was elected to the additional position of Secretary in November, 1998. Prior to joining REFAC, from December, 1994 through November, 1997, Mr. Cardonne was a Vice President at Technology Management & Funding, L.P. From August, 1993 to December 1994, he worked for NEPA Venture Funds, an early stage venture capital firm, and the Lehigh Small Business Development Center. He previously worked at Ford Electronics & Refrigeration Corporation from January, 1990 to July, 1993.

(5) Mr. Greller joined the Company in March 1, 1998 as President of the Royalty Control Division of REFAC Services Corporation, a wholly-owned subsidiary of the Company that was merged into REFAC International, Ltd. on December 31, 1998. He became the Company's Vice President and Treasurer in September, 1998. Prior to joining the Company, for more than the past fifteen years, Mr. Greller was engaged in the practice of accountancy and was the Chief Executive Officer and sole owner of the Royalty Control Group Company which provided royalty audit services to licensors. The services previously rendered by Royalty Control Group are now being rendered by Mr. Greller as part of his duties with the Company.

Item 11.  Executive Compensation
--------------------------------

   The information required by this item is included on page 8 in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held in May, 1999 and is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

   The information required by this item is included on pages 2 through 4 in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held in May, 1999 and is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

   The information required by this item is included on page 14 in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held in May, 1999 and is hereby incorporated herein by reference.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------
(a)(1) Financial Statements
---------------------------

   See index to financial statements on the inside cover of the Company's Annual Report to Stockholders for the year ended December 31, 1998, which is hereby incorporated by reference.

(a)(2)  Schedules
-----------------

   See index to financial statements on the inside cover of the Company's Annual Report to Stockholders for the year ended December 31, 1998, which is hereby incorporated by reference.

(a)(3)  Exhibits
----------------

   See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.


(b)  Reports on Form 8-K.
-------------------------

   None

                                   Signatures
                                   ----------

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REFAC Technology Development Corporation



Dated: March 25, 1999         /s/ Robert L. Tuchman
                              ----------------------------------------------
                              Robert L. Tuchman, President and Chief
                              Executive Officer




   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



March 25, 1999                  /s/ Robert L. Tuchman
                                ------------------------------------------------
                                Robert L. Tuchman, President, Chief Executive
                                Officer, General Counsel and Director
                                (Principal Executive Officer)


March 25, 1999                  /s/ Elliott S. Greller
                                ------------------------------------------------
                                Elliott S. Greller, Vice President and Treasurer
                                (Principal Financial Officer & Controller)


March 25, 1999                  /s/ Neil R. Austrian
                                ------------------------------------------------
                                Neil R. Austrian, Director


March 25, 1999                  /s/ Robin L. Farkas
                                ------------------------------------------------
                                Robin L. Farkas, Director

                                  Signatures
                                  ----------
                                  (Continued)



March 25, 1999                /s/ Mark N. Kaplan
                              -----------------------------------------------
                              Mark N. Kaplan, Director


March 25, 1999                /s/ Herbert W. Leonard
                              -----------------------------------------------
                              Herbert W. Leonard, Director


March 25, 1999                /s/ Douglas M. Spranger
                              -----------------------------------------------
                              Douglas M. Spranger, Director


March 25, 1999                /s/ Ira T. Wender
                              -----------------------------------------------
                              Ira T. Wender, Director

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                         Exhibit
-----------                         -------

  3 Restated Certificate of Incorporation and Certificate of Amendment thereto (the "Certificate of Incorporation") and By-laws of the Company as currently in effect. The Certificate of Incorporation required by this item is included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, SEC file number 0-7704, and are hereby incorporated by reference. The By-laws of the Company are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

 10(a) Employment Agreement Amended and Restated dated December 13, 1996 between the Company and Robert L. Tuchman (the "Tuchman Employment Agreement"). The Exhibit required by this item is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, SEC file number 0-7704, and is hereby incorporated by reference.

 10(b) Amendment, dated January 20, 1999, extending the term of the Tuchman Employment Agreement is included herewith.

 10(c) Employment Agreement, dated November 25, 1997 between the Company and Douglas M. Spranger and an Amendment thereto, dated January 14, 1999, is included herewith.

 10(d) 1998 Stock Incentive Plan is included as an exhibit to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 11, 1998 and incorporated herein by reference.

 10(e) 1990 Stock Option and Incentive Plan is included as an exhibit to the Company's Proxy Statement for its Annual Meeting of Stockholders held on May 16, 1990 and included herein by reference.

 13 Annual Report to Security Holders of the Company for the year ended December 31, 1998 is included herewith.

 21             Subsidiaries of the Registrant is included herewith.