Form 10-Q
period 1999-03-31
REFAC TECHNOLOGY DEVELOPMENT CORP
filed 1999-05-14
CIK 82788

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------


                      For the Quarter Ended March 31, 1999

                         Commission File Number 0-7704


                    REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                     13-1681234
---------------------------------------                 -----------------
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


     The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of May 1, 1999 was 3,795,261.

                    REFAC TECHNOLOGY DEVELOPMENT CORPORATION


                                     INDEX
                                     -----


                                                          Page
                                                          ----

Part I.  Financial Information



Condensed Consolidated Balance Sheets
 March 31, 1999 (unaudited) and December 31, 1998            3


Condensed Consolidated Statements of Operations
 Three Months Ended March 31, 1999 and 1998
 (unaudited)                                                 4


Condensed Consolidated Statements of Cash Flows
 Three Months Ended March 31, 1999 and 1998
 (unaudited)                                                 5


Notes to Condensed Consolidated Financial
 Statements (unaudited)                                    6-8


Management's Discussion and Analysis of Financial
 Conditions and Results of Operations                     9-11


Part II.  Other Information                              12-13

                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                              MARCH 31                   DECEMBER 31,
ASSETS                                                          1999                         1998
------
                                                       ------------------------    ----------------------
                                                             (UNAUDITED)
Current Assets
     Cash  and cash equivalents                                     $3,603,426                $2,973,344
     Royalties receivable                                              781,867                   776,433
     Accounts receivable, net                                          665,829                   944,526
     Prepaid expenses                                                  269,295                   220,895
                                                       ------------------------    ----------------------
     Total current assets                                            5,320,417                 4,915,198
                                                       ------------------------    ----------------------

Property and equipment, net                                            759,960                   771,013
Licensing-related securities                                        13,198,167                15,067,535
Investments being held to maturity                                   4,406,000                 4,093,156
Other assets                                                           975,763                   760,076
Goodwill, net                                                        4,817,398                 4,958,410
                                                       ------------------------    ----------------------
                                                                   $29,477,705               $30,565,388
                                                       ========================    ======================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
     Accounts payable                                                  $50,413                  $140,777
     Accrued expenses                                                  179,158                   236,059
     Amounts payable under license agreements                          167,359                   240,743
     Deferred revenue                                                  180,208                   216,693
     Income taxes payable                                                4,032                    75,544
                                                       ------------------------    ----------------------
     Total current liabilities                                         581,170                   909,816
                                                       ------------------------    ----------------------

Deferred income taxes                                                4,400,373                 5,050,089
Other liabilities-deferred compensation                                445,058                   445,058

Stockholders' Equity
     Common stock, $.10 par value                                      545,090                   545,090
     Additional paid-in capital                                      9,983,773                 9,983,773
     Retained earnings                                              19,629,520                18,621,522
     Accumulated other comprehensive income                          8,117,209                 9,259,528
     Treasury stock, at cost                                       (13,874,488)              (13,874,488)
     Receivable from issuance of common stock                         (350,000)                 (375,000)
                                                       ------------------------    ----------------------
     Total stockholders' equity                                     24,051,104                24,160,425
                                                       ------------------------    ----------------------
                                                                   $29,477,705               $30,565,388
                                                       ========================    ======================



See accompanying notes to the unaudited condensed consolidated financial statements.

                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                       1999                      1998
                                                               ----------------------    ---------------------
                                                                    (UNAUDITED)               (UNAUDITED)
Revenues
       Licensing-related activities                                         $964,586                 $797,803
       Product development fees                                              781,639                  874,481
       Realized gains on licensing-related securities                      1,455,542                1,682,156
       Dividend income from licensing-related securities                     122,200                  164,500
                                                               ----------------------    ---------------------
Total revenues                                                             3,323,967                3,518,940
                                                               ----------------------    ---------------------

Costs and Expenses
       Licensing-related activities                                          523,085                  303,175
       Product development fees                                              663,697                  693,524
       Selling, general and administrative expenses                          684,919                  493,926
       Goodwill amortization                                                  51,012                   85,028
                                                               ----------------------    ---------------------
Total operating expenses                                                   1,922,713                1,575,653
                                                               ----------------------    ---------------------

Operating income                                                           1,401,254                1,943,287

Other income and (expenses)
       Dividend and interest income                                           93,064                   54,382
       Loss from ceased operations                                         -                          (73,529)
                                                               -----------------------------------------------
          Income before provision for taxes on income                      1,494,318                1,924,140
       Provision for taxes on income                                         486,320                  694,115
                                                               ----------------------    ---------------------
Net income                                                                $1,007,998               $1,230,025
                                                               ----------------------    ---------------------

Diluted earnings per common share                                              $0.26                    $0.32
                                                               ======================    =====================

Basic earnings per common share                                                $0.27                    $0.32
                                                               ======================    =====================

Weighted average shares outstanding                                        3,819,005                3,850,102
                                                               ======================    =====================

See accompanying notes to the unaudited condensed consolidated financial statements.

                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                     1999                      1998
                                                             ----------------------    ----------------------
Cash Flows from Operating Activities                              (UNAUDITED)                 (UNAUDITED)
     Net income                                                         $1,007,998                $1,230,025
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                    59,253                   146,367
           Net gain on sale of securities                               (1,455,542)               (1,679,463)
           Deferred income taxes                                           (47,090)                    9,528
           Other                                                          (110,877)                    2,727
           (Increase) decrease in assets:
              Royalties receivable                                          (5,434)                  (33,903)
              Accounts receivable                                          278,697                  (283,924)
              Prepaid expenses                                              48,400                   (19,175)
              Proceeds from sale of marketable securities                -                         2,500,307
              Other assets                                                 (49,675)                 (172,531)
           Increase (decrease) in liabilities:
              Accounts payable and accrued expenses                       (147,265)                 (105,220)
              Amounts payable under service agreements                     (73,384)                   12,185
              Deferred revenue                                             (36,485)                   93,492
              Income taxes payable                                         (71,512)                  558,374
                                                             ----------------------    ----------------------
Net cash provided by (used in) operating activities                       (602,916)                2,258,789
                                                             ----------------------    ----------------------

Cash Flows from Investing Activities
     Proceeds from sales of licensing-related securities                 1,594,042                 1,834,591
     Purchase of investments being held to maturity                       (312,844)                  106,121
     Additions to property and equipment                                   (48,200)                 (344,574)
                                                             ----------------------    ----------------------
Net cash provided by investing activities                                1,232,998                 1,596,138
                                                             ----------------------    ----------------------

Cash Flows from Financing Activities
     Proceeds from exercise of stock options                             -                            85,500
     Repayment of loans                                                  -                        (4,050,000)
                                                             ------------------------------------------------
Net cash used in financing activities                                    -                        (3,964,500)
                                                             ------------------------------------------------

Net increase (decrease) in cash and cash equivalents                       630,082                  (109,573)

Cash and cash equivalents at beginning of period                         2,973,344                 2,867,563
                                                             ----------------------    ----------------------
Cash and cash equivalents at end of period                              $3,603,426                $2,757,990
                                                             ======================    ======================


See accompanying notes to the unaudited condensed consolidated financial statements.

                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of REFAC Technology Development Corporation (the "Company") at March 31, 1999 and December 31, 1998, and the results of its operations, cash flows and comprehensive income for the three month interim period presented.

     The accounting policies followed by the Company are set forth in Note l to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.

2. The results of operations for the quarter ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, "Earnings Per Share".


                                                 March 31,
-----------------------------------------------------------------
               Description                    1999        1998
-----------------------------------------------------------------
Basic shares                                3,795,261   3,793,761
-----------------------------------------------------------------
Dilution: Stock Options and Warrants           23,744      56,341
-----------------------------------------------------------------
Diluted Shares                              3,819,005   3,850,102
-----------------------------------------------------------------
Income available to common stockholders    $1,007,998  $1,230,025
-----------------------------------------------------------------
Basic earnings per share                      $0.27       $0.32
-----------------------------------------------------------------
Diluted earnings per share                    $0.26       $0.32
-----------------------------------------------------------------


3. During the three month periods ended March 31, 1999 and 1998 the Company operated principally in two industry segments - - - "Licensing of Intellectual Property Rights" and "Product Design and Development".

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies (See Note 1 of the 1998 Annual Report). Segment profit or loss is based on profit or loss from operations before the provision or benefit for income taxes. The reportable segments are distinct business units operating in different industries and are separately managed. The following information about the business segments are for the three month period ended March 31, 1999.

                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

---------------------------------------------------------------------------
                                  Licensing of
                                  Intellectual      Product
                                    Property      Design and
          Description                Rights       Development      Total
---------------------------------------------------------------------------
Total revenues                      $ 2,542,328    $  781,639   $ 3,323,967
---------------------------------------------------------------------------
Depreciation and amortization*           11,118        99,147       110,265
---------------------------------------------------------------------------
Interest income (expense)               103,558       (10,494)       93,064
---------------------------------------------------------------------------
Segment profit (loss)                 1,659,232      (164,914)    1,494,318
---------------------------------------------------------------------------
Segment assets                       22,782,703     6,695,002    29,477,705
---------------------------------------------------------------------------
Expenditure for segment assets           38,395         9,805        48,200
---------------------------------------------------------------------------

       * The amortization expense for the Product Design and Development segment includes $51,012 of goodwill recorded in connection with the acquisition of Human Factors Industrial Design, Inc., in November, 1997.

4. As of January 1, 1998, the Company adopted SFAS 130. Although the adoption of SFAS 130 has no impact on the Company's net income or stockholders' equity, it does require that the Company report and display comprehensive income and its components. Comprehensive income consists of net income or loss for the current period as well as income, expenses, gains, and losses arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company's licensing-related securities, net of taxes and foreign currency translation adjustments.

     The components of comprehensive income (loss), net of related tax, for the three month periods ended March 31, 1999 and 1998 are as follows:

-----------------------------------------------------------------------------------------
                         Description                                1999          1998
-----------------------------------------------------------------------------------------
Net income                                                      $ 1,007,998   $ 1,230,025
-----------------------------------------------------------------------------------------
Other comprehensive income, net of tax
-----------------------------------------------------------------------------------------
   Unrealized gains (losses) on licensing-related securities     (1,142,319)      345,882
-----------------------------------------------------------------------------------------
   Reclassification adjustment: gains previously                          0    (1,073,735)
    recognized for comprehensive income
-----------------------------------------------------------------------------------------
Comprehensive income (loss)                                     $  (134,321)  $   502,172
-----------------------------------------------------------------------------------------

                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The components of accumulated other comprehensive income, net of related tax, at March 31, 1999 and December 31, 1998 consist of unrealized gains on licensing-related securities, net of tax and amounted to $8,117,209 and $9,259,528, respectively.

                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

TOTAL OPERATING REVENUES for the three months ended March 31,1999 were $3,324,000 as compared to $3,519,000 for the comparable period in 1998. The decrease of $195,000, or 6%, is principally due to a $270,000 decrease in gains on the sale of licensing-related securities, a decrease of $92,000 derived from product design and development fees offset by an increase in income from licensing-related activities of $167,000.

Operating revenues are summarized as follows:


------------------------------------------------------------
Description                                      1999   1998
------------------------------------------------------------
Revenues from licensing-related                    29%    23%
 activities
------------------------------------------------------------

Realized gains on sales and dividends              47%    52%
  from licensing-related securities
------------------------------------------------------------

Product design and development fees                24%    25%
------------------------------------------------------------
Total                                             100%   100%
------------------------------------------------------------


ROYALTIES FROM LICENSING-RELATED ACTIVITIES consist of recurring royalty payments for the use of licensed patents and trademarks as well as non-recurring, lump sum license payments. Revenues from non-recurring agreements vary from period to period depending upon the nature of the licensing programs pursued for various technologies in a particular year and the timing of successful completion of licensing programs. Total license fees increased by $167,000 or 21% in the quarter ended March 31, 1999 as compared to the same
period of 1998.   For the three months ended March 31, 1999, non-recurring
license fees increased $277,000, while recurring royalties decreased $110,000 as compared to the same period of 1998. The Company anticipates that non-recurring revenues will continue to be a material component of royalties in the future.

INCOME FROM LICENSING-RELATED SECURITIES consist of gains on sales and dividends received on securities acquired by the Company in connection with its licensing activities. As of March 31, 1999, "licensing-related securities" consisted of 430,000 shares of KeyCorp common stock. KeyCorp had a 2-for-1 stock split of such common stock on March 9, 1998 and all references in this Report to the number of KeyCorp shares have been adjusted to reflect such stock split. The Company intends to sell its remaining holdings of KeyCorp over a two year period and,

                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

as of March 31, 1999 had contracts for seven successive quarterly puts and calls, each of which covers 50,000 KeyCorp shares.

PRODUCT DESIGN AND DEVELOPMENT FEES decreased by $93,000 in the quarter ended March 31, 1999 ($781,000) from the comparable quarter in 1998 ($874,000).

LICENSING-RELATED ACTIVITIES EXPENSES consist principally of amounts paid to licensors at contractually stipulated percentages of the Company's specific patent and product revenues and, in addition, includes expenses related to the investigation, marketing, administration, enforcement, maintenance and prosecution of patent and license rights and related licenses. Licensing-related expenses for the quarter ended March 31, 1999 represented 54% of licensing-related activities revenues, compared with 38% in 1998.

PRODUCT DESIGN AND DEVELOPMENT EXPENSES consist of professional staff and other expenses incurred in connection with providing services to it's clients. During the quarter ended March 31, 1999, product design and development expenses represented 85% of product design and development revenue as compared to 79% in 1998. The percentage increase in 1999 expenses is attributable to the decline in total revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased by $191,000 or 39% in the first quarter of 1999 as compared to the previous year. Of this increase, $20,000 is attributable to Selective Licensing and Promotion, Ltd., (formed in January 1998). The balance of $171,000, is attributable to payments made under the Retirement Agreement with the Company's former Chairman ($38,000), general corporation expenses ($30,000), payroll costs ($40,000), costs associated with the Edgewater facility ($50,000) and sundry other costs ($13,000).

GOODWILL relates to the excess of the purchase price paid for Human Factors Industrial Design, Inc., ("Human Factors"), in November 1997, over the fair market value of Human Factor's assets acquired and is being amortized over a period of 25 years.

OTHER INCOME consisting of dividend and interest income increased by $39,000 for the quarter ended March 31, 1999, from the corresponding period in 1998. This increase was attributable to an increase in the Company's cash and securities.

OTHER EXPENSES for the three month period ended March 31, 1998 relate to a loss of $74,000 before tax benefit, from ceased operations.

INFLATION. The Company's income from licensing operations has not in the past been materially affected by inflation. Likewise, while currency fluctuations can influence licensing-related

                   REFAC TECHNOLOGY DEVELOPMENT CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

INCOME TAX PROVISION. The Company's income tax provision of $486,000 for the first quarter of 1999 reflects an effective tax rate of 34% (the Federal statutory corporate income tax rate), reduced by the statutory dividends received exclusion to arrive at the net effective tax rate of 33%. This compares to the rate of 36% in the same quarter of 1998.

Liquidity and Capital Resources

     Cash, cash equivalents, and U.S. Treasury notes increased $943,000 from $7,066,000 at December 31, 1998 to $8,009,000 at March 31, 1999.

     Except as reflected herein, the Company has no other significant commitments. The Company believes its liquidity position is adequate to meet all current and projected financial needs.

     The Company has examined the Year 2000 computer issue. This issue concerns computer hardware and software systems' ability to recognize and process dates after December 31, 1999 properly and accurately. The Company utilizes purchased software which is year 2000 compliant and does not expect Year 2000 issues to have a material impact on its business, operations or financial condition. This is a year 2000 readiness disclosure entitled to a protection as provided in the year 2000 Information and Readiness Disclosure Act.

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

Part II.  Other Information


Item 6.     Exhibit and Reports on Form 8-K
-------------------------------------------
         (a)     See Exhibit Index attached hereto.

         (b)     Reports on Form 8-K filed during the quarter:  None



                                   Signatures
                                   ----------

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        REFAC Technology Development Corporation


                                        /s/ Robert L. Tuchman
May 11, 1999                            ----------------------------------------
                                        Robert L. Tuchman, President and
                                        Chief Executive Officer




May 11, 1999                            /s/ Elliott S. Greller
                                        ----------------------------------------
                                        Elliott S. Greller, Vice President,
                                        Treasurer, and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit                                                               Page
  No.                                                                  No.
  ---                                                                  ---



  28 Note 1 to the Company's Consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 is incorporated herein by reference.