Form 10-Q
period 1999-06-30
REFAC TECHNOLOGY DEVELOPMENT CORP
filed 1999-08-11
CIK 82788

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    --------------------------------------



                      For the Quarter Ended June 30, 1999


                         Commission File Number 0-7704



                                     REFAC
                                     -----
            (Exact name of registrant as specified in its charter)



                  Delaware                                  13-1681234
          -------------------------------              ------------------
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)                Identification No.)



                             The Hudson River Pier
                             ---------------------
               115 River Road, Edgewater, New Jersey 07020-1099
               ------------------------------------------------
              (Address of principal executive offices)(Zip Code)



     Registrant's telephone number, including area code:   (201) 943-4400



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  ____
                                               ----



     The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of August 1, 1999 was 3,795,261.

                                 REFAC




                                 INDEX
                                 -----



                                                                        Page
                                                                        ----

Part I.  Financial Information

Condensed Consolidated Balance Sheets
 June 30, 1999 (unaudited) and December 31, 1998                          3



Condensed Consolidated Statements of Operations
 Six Months Ended June 30, 1999 and 1998 (unaudited)                      4



Condensed Consolidated Statements of Cash Flows
 Six Months Ended June 30, 1999 and 1998 (unaudited)                      5



Notes to Condensed Consolidated Financial Statements (unaudited)          6-8




Management's Discussion and Analysis of Financial
 Conditions and Results of Operations                                     9-11



Part II.  Other Information                                               12-13

                                     REFAC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                                     JUNE 30,               DECEMBER 31,
ASSETS                                                                                 1999                     1998
------                                                                         ----------------------    --------------------
                                                                                    (UNAUDITED)
Current Assets
  Cash  and cash equivalents                                                              $3,593,206              $2,973,344
  Royalties receivable                                                                       965,569                 776,433
  Accounts receivable, net                                                                   686,586                 944,526
  Prepaid expenses                                                                           408,606                 220,895
                                                                               ----------------------    --------------------
  Total current assets                                                                     5,653,967               4,915,198
                                                                               ----------------------    --------------------

Property and equipment, net                                                                2,230,165                 771,013
Licensing-related securities                                                              12,112,610              15,067,535
Investments being held to maturity                                                         4,050,000               4,093,156
Other assets                                                                                 638,134                 760,076
Goodwill, net                                                                              4,914,919               4,958,410
                                                                               ----------------------    --------------------
                                                                                         $29,599,795             $30,565,388
                                                                               ======================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
  Accounts payable                                                                           $99,008                $140,777
  Accrued expenses                                                                           289,980                 236,059
  Amounts payable under license agreements                                                   201,562                 240,743
  Deferred revenue                                                                           150,123                 216,693
  Income taxes payable                                                                       194,560                  75,544
                                                                               ----------------------    --------------------
  Total current liabilities                                                                  935,233                 909,816
                                                                               ----------------------    --------------------

Deferred income taxes                                                                      4,060,123               5,050,089
Other liabilities-deferred compensation                                                      445,058                 445,058

Stockholders' Equity
  Common stock, $.10 par value                                                               545,090                 545,090
  Additional paid-in capital                                                               9,983,773               9,983,773
  Retained earnings                                                                       20,493,198              18,621,522
  Accumulated other comprehensive income                                                   7,361,808               9,259,528
  Treasury stock, at cost                                                                (13,874,488)            (13,874,488)
  Receivable from issuance of common stock                                                  (350,000)               (375,000)
                                                                               ----------------------    --------------------
  Total stockholders' equity                                                              24,159,381              24,160,425
                                                                               ----------------------    --------------------
                                                                                         $29,599,795             $30,565,388
                                                                               ======================    ====================


See accompanying notes to the unaudited condensed consolidated financial statements

                                      REFAC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                           SIX MONTHS                      THREE MONTHS
                                                                         ENDED JUNE 30,                   ENDED JUNE 30,
                                                               --------------------------------------------------------------------
                                                                     1999             1998             1999            1998
                                                               --------------------------------------------------------------------
                                                                                                                        C>
Revenues
  Licensing-related activities                                        $1,929,246       $2,475,964        $964,660       $1,678,161
  Product development fees                                             1,326,389        1,936,607         544,750        1,062,126
  Realized gains on licensing-related securities                       3,044,148        3,445,071       1,588,606        1,762,915
  Dividend income from licensing-related securities                      213,200          314,900          91,000          150,400
                                                               --------------------------------------------------------------------
Total revenues                                                         6,512,983        8,172,542       3,189,016        4,653,602
                                                               --------------------------------------------------------------------

Costs and Expenses
  Licensing-related activities                                         1,052,111        1,041,112         529,026          766,314
  Product development fees                                             1,228,205        1,215,401         564,508          556,158
  Selling, general and administrative expenses                         1,573,846        1,660,988         888,927        1,104,404
  Goodwill amortization                                                  102,225          100,956          51,213           15,928
                                                               --------------------------------------------------------------------
Total operating expenses                                               3,956,387        4,018,457       2,033,674        2,442,804
                                                               --------------------------------------------------------------------

Operating income                                                       2,556,596        4,154,085       1,155,342        2,210,798
                                                               --------------------------------------------------------------------

Other income and (expenses)
  Dividend and interest income                                           189,928           82,653          96,864           28,271
 (Loss) gain from ceased operations                                       -               (72,489)          -                1,040
                                                               --------------------------------------------------------------------
  Income before provision for taxes on income                          2,746,524        4,164,249       1,252,206        2,240,109
Provision for taxes on income                                            874,849        1,546,880         388,529          852,765
                                                               --------------------------------------------------------------------
Net income                                                            $1,871,675       $2,617,369        $863,677       $1,387,344
                                                               ====================================================================

Diluted earnings per common share                                          $0.49            $0.65           $0.23            $0.35
                                                               ====================================================================

Basic earnings per common share                                            $0.49            $0.69           $0.23            $0.37
                                                               ====================================================================

Diluted weighted average shares outstanding                            3,811,865        4,000,971       3,807,202        4,016,769
                                                               ====================================================================


See accompanying notes to the unaudited  condensed consolidated financial statements

                                      REFAC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             SIX MONTHS
                                                                                           ENDED JUNE 30,
                                                                                 ----------------- -----------------
                                                                                       1999              1998
                                                                                 ----------------- -----------------
Cash Flows from Operating Activities
     Net income                                                                        $1,871,675        $2,617,369
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                                    222,116           263,196
         Net gain on sale of licensing-related securities                              (3,044,148)       (3,438,641)
         Deferred income taxes                                                           (176,619)         (238,697)
         (Increase) decrease in assets:
            Royalties receivable                                                         (189,136)          (59,372)
            Accounts receivable                                                           278,575          (258,625)
            Prepaid expenses                                                             (187,711)          (78,570)
            Proceeds from sale of marketable securities                                         -         2,500,307
            Other assets                                                                  121,942           102,513
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                                          78,567          (216,042)
            Amounts payable under service agreements                                      (39,181)           92,305
            Deferred revenue                                                              (66,570)           81,542
            Income taxes payable                                                          119,016           430,707
                                                                                 ----------------- -----------------
Net cash provided by (used in ) operating activities                                   (1,011,474)        1,797,992
                                                                                 ----------------- -----------------

Cash Flows from Investing Activities
     Proceeds from sales of investments being held to maturity                          1,043,156         1,130,099
     Proceeds from sales of licensing-related securities                                3,288,006         3,749,856
     Purchase of investments being held to maturity                                    (1,000,000)       (1,409,191)
     Additions to property and equipment                                               (1,699,826)         (626,421)
                                                                                 ----------------- -----------------
Net cash provided by investing activities                                               1,631,336         2,844,343
                                                                                 ----------------- -----------------

Cash Flows from Financing Activities
     Proceeds from exercise of stock options                                                    -            85,500
     Proceeds from receivable from issuance of common stock warrants                            -            25,824
     Repayment of notes payable - former Human Factors shareholders                             -        (4,050,000)
                                                                                 ----------------- -----------------
Net cash used in financing activities                                                           -        (3,938,676)
                                                                                 ----------------- -----------------

Net increase in cash and cash equivalents                                                 619,862           703,659

Cash and cash equivalents at beginning of period                                        2,973,344         2,867,563
                                                                                 ----------------- -----------------
Cash and cash equivalents at end of period                                             $3,593,206        $3,571,222
                                                                                 ================= =================


See accompanying notes to the unaudited condensed consolidated financial statements

                                     REFAC
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
  1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of Refac (the "Company") at June 30, 1999 and December 31, 1998, and the results of its operations, its cash flows and comprehensive income for the six month interim period presented.


       The accounting policies followed by the Company are set forth in Note l to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.


  2. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


  3. The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, "Earnings Per Share."


--------------------------------------------------------------------------------------------------
                                            Six Months Ended            Three Months Ended
                                                June 30,                     June 30,
--------------------------------------------------------------------------------------------------
  Description                              1999          1998          1999          1998
--------------------------------------------------------------------------------------------------
Basic shares                               3,795,261     3,777,963     3,795,261      3,793,761
--------------------------------------------------------------------------------------------------
Dilution: Stock Options and Warrants          16,604       223,008        11,941        223,008
--------------------------------------------------------------------------------------------------
Diluted Shares                             3,811,865     4,000,971     3,807,202      4,016,769
--------------------------------------------------------------------------------------------------
Income available to common shareholders   $1,871,675    $2,617,369      $863,677     $1,387,344
--------------------------------------------------------------------------------------------------
Basic earnings per share                       $0.49         $0.69         $0.23          $0.37
--------------------------------------------------------------------------------------------------
Diluted earnings per share                     $0.49         $0.65         $0.23          $0.35
--------------------------------------------------------------------------------------------------

  4. During the six months ended June 30, 1999 and 1998 the Company operated principally in two industry segments - - - "Licensing of Intellectual Property Rights" and "Product Design and Development".

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies (See Note 1 of the 1998 Annual Report). Segment profit or loss is based on profit or loss from operations before the provision or benefit for income taxes. The reportable segments are distinct business units operating in different industries and are separately managed. The following information about the business segments are for the six month period ended June 30, 1999.

                                     REFAC
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

--------------------------------------------------------------------------------
                                 Licensing of
                                 Intellectual       Product
                                   Property        Design and
Description                         Rights         Development          Total
--------------------------------------------------------------------------------
Total revenues                     $5,187,000       $1,326,000       $6,513,000
--------------------------------------------------------------------------------
Depreciation and amortization*         27,000          195,000          222,000
--------------------------------------------------------------------------------
Interest income (expense)             219,000          (29,000)         190,000
--------------------------------------------------------------------------------
Segment profit (loss)               3,371,000         (624,000)       2,747,000
--------------------------------------------------------------------------------
Segment assets                    $22,169,000       $7,431,000      $29,600,000
--------------------------------------------------------------------------------
Expenditure for segment assets       $442,000       $1,258,000       $1,700,000
--------------------------------------------------------------------------------


      * The amortization expense for the Product Design and Development segment includes $102,000 of goodwill recorded in connection with the acquisition of Human Factors.

  5. As of January 1, 1998, the Company adopted SFAS 130. Although the adoption of SFAS 130 has no impact on the Company's net income or stockholders' equity, it does require that the Company report and display comprehensive income and its components. Comprehensive income consists of net income or loss for the current period as well as income, expenses, gains, and losses arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company's licensing-related securities, net of taxes and foreign currency translation adjustments.


     The components of comprehensive income (loss), net of related tax, for the six month periods ended June 30, 1999 and 1998 are as follows:

--------------------------------------------------------------------------------
Description                                           1999           1998
-------------------------------------------------------------------------------
Net income                                         $1,872,000     $2,617,000
-------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
-------------------------------------------------------------------------------
  Decrease in unrealized gains  on
   licensing-related securities                    (1,898,000)     (2,184,000)
--------------------------------------------------------------------------------
  Foreign currency translation adjustment                   0        (198,000)
--------------------------------------------------------------------------------
Comprehensive income (loss)                          ($26,000)       $235,000
--------------------------------------------------------------------------------

                                     REFAC
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The components of accumulated other comprehensive income, net of related tax, at June 30, 1999 and 1998 consist of unrealized gains on licensing-related securities, net of tax and amounted to $7,362,000 and $11,569,000 respectively.


     The components of comprehensive income (loss), net of related tax, for the three month periods ended June 30, 1999 and 1998 are as follows:



--------------------------------------------------------------------------------
                    Description                           1999         1998
-------------------------------------------------------------------------------
Net income                                              $864,000    $1,387,000
-------------------------------------------------------------------------------
   Other comprehensive income (loss), net of tax
-------------------------------------------------------------------------------
    Decrease in unrealized gains  on
     licensing-related securities                       (755,000)    (1,456,000)
--------------------------------------------------------------------------------
Comprehensive income (loss)                             $109,000       ($69,000)
--------------------------------------------------------------------------------

                                     REFAC
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Total Operating Revenues for the six months ended June 30, 1999 were $6,513,000 as compared to $8,173,000 for the comparable period in 1998. The decrease of $1,660,000, or 20%, is principally due to decreases in (i) gains on the sale of licensing-related securities and dividends ($503,000), (ii) product design and development fees ($610,000) and (iii) revenues from licensing-related activities ($547,000).

     Operating revenues are summarized as follows:


        ----------------------------------------------------------------------
                        Description                      1999       1998
        ----------------------------------------------------------------------
        Revenues from licensing-related activities        30%         30%
        ----------------------------------------------------------------------
        Realized gains on sales and dividends from
         licensing-related securities                     50%         46%
        ----------------------------------------------------------------------
        Product design and development fees               20%         24%
        ----------------------------------------------------------------------
        Total                                            100%        100%
        ----------------------------------------------------------------------

     Royalties and Fees from Licensing-Related Activities consist of recurring royalty payments for the use of licensed patents and trademarks as well as non-recurring, lump sum license payments. Revenues from non-recurring agreements vary from period to period depending upon the nature of the licensing programs pursued for various technologies in a particular year and the timing of successful completion of licensing agreements. Total patent licensing income and trademark agency fees decreased by $476,000 or 20% in the six months ended June 30,1999 as compared to the same period of 1998 and service income from
royalty verifications decreased by $71,000 in the comparable period.   For the
six months ended June 30, 1999, patent licensing royalties, non-recurring license fees, and trademark agency fees decreased by $174,000, $271,000, and $31,000 respectively, as compared to the same period of 1998. The Company anticipates that non-recurring revenues will be a material component of royalties in 1999.

     Income from Licensing-Related Securities consist of gains on sales and dividends received on securities acquired by the Company in connection with its licensing activities. As of June 30, 1999, "licensing-related securities" consisted of 380,000 shares of KeyCorp common stock. KeyCorp had a 2-for-1 stock split of such common stock on March 9, 1998 and all references in this Report to the number of KeyCorp shares have been adjusted to reflect such stock split. The Company intends to sell its remaining holdings of KeyCorp over a two year period and, as of June 30, 1999 has contracts for six successive quarterly puts and calls, each of which covers 50,000 KeyCorp shares.

     Product Design and Development Fees decreased by $610,000 in the six month period ended June 30, 1999 ($1,327,000) from the comparable period in 1998 ($1,937,000).

     Licensing-Related Activities Expenses consist principally of amounts paid to licensors at contractually stipulated percentages of the Company's specific patent and product revenues and, in addition, includes expenses related to the investigation, marketing, administration, enforcement, maintenance and prosecution of patent and license rights and related licenses. Licensing-related expenses for the six months ended June 30, 1999 were $1,052,000 as compared to $1,041,000 in the same period in 1998.

     Product Design and Development Expenses consist of professional staff and other expenses incurred in connection with providing services to its clients. During the six months ended June 30, 1999, such expenses represented 93% of related revenue as compared with 64% in 1998. The percentage increase in 1999 expenses is attributable to the decline in product design and development revenues.

     Selling, General and Administrative Expenses decreased by $87,000 or 5% in the six month period ended June 30, 1999 as compared to the previous year.

     Goodwill relates to the excess of the purchase price paid for Human Factors Industrial Design, Inc., ("Human Factors"), in November 1997, over the fair market value of Human Factor's assets acquired and is being amortized over a period of 25 years.

     Other Income consisting of dividend and interest income increased by $107,000 for the six months ended June 30, 1999, from the corresponding period in 1998. This increase was attributable to an increase in the Company's cash and securities.

     Other Expenses for the six month period ended June 30, 1998, relate to a loss of $72,000 before tax benefit, from ceased operations.

     Inflation. The Company's income from licensing operations has not in the past been materially affected by inflation. Likewise, while currency fluctuations can influence licensing-related revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

     Income Tax Provision. The Company's income tax provision of $875,000 for the six months ended June 30, 1999 reflects an effective tax rate of 32% . This compares to the rate of 37% in the same period in 1998. The decrease in the effective income tax rate is due to Human Factors not being subject to state and local income taxes and timing differences associated with the

Company's relocation to New Jersey.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash, cash equivalents, and U.S. Treasury Notes increased $577,000 from $7,066,000 at December 31, 1998 to $7,643,000 at June 30, 1999.

     Except as reflected herein, the Company has no other significant commitments. The Company believes its liquidity position is adequate to meet all current and projected financial needs.

     The Company has examined the Year 2000 computer issue. This issue concerns computer hardware and software systems ability to recognize and process dates after 1999 properly and accurately. The Company utilizes purchased software which is year 2000 compliant and does not expect Year 2000 issues to have a material impact on its business, operations or financial condition.This is a year 2000 readiness disclosure entitled to a protection as provided in the year 2000 Information and Readiness Disclosure Act.


FORWARD LOOKING STATEMENTS
--------------------------


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



                                    REFAC



August 10, 1999                     /s/ Robert L. Tuchman
                                    ___________________________________
                                    Robert L. Tuchman, President and
                                    Chief Executive Officer



August 10, 1999                     /s/ Elliott S. Greller
                                    ___________________________________
                                    Elliott S. Greller, Vice President,
                                    Treasurer, and Chief Financial
                                    Officer

                         EXHIBIT INDEX



Exhibit                                                   Page
  No.                                                     No.
-------                                                   ----




 27 Note 1 to the Company's Consolidated financial statements contained in the Company's Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1998 is incorporated herein by reference.