Form 10-Q
period 1999-09-30
REFAC
filed 1999-11-12
CIK 82788

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

                    For the Quarter Ended September 30, 1999

                          Commission File Number 0-7704


                                      REFAC
             (Exact name of registrant as specified in its charter)

             Delaware                               13-1681234
             --------                               ----------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

                             The Hudson River Pier
                             ---------------------
               115 River Road, Edgewater, New Jersey 07020-1099
               ------------------------------------------------
              (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (201) 943-4400


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of November 1, 1999 was 3,795,261.

                                     REFAC



                                     INDEX
                                     -----


                                                                                      Page
                                                                                      ----
Part I.  Financial Information

Condensed Consolidated Balance Sheets
   September 30, 1999 (unaudited) and December 31, 1998                                 3


Condensed Consolidated Statements of Operations
   Nine Months Ended September 30, 1999 and 1998 (unaudited)                            4


Condensed Consolidated Statements of Cash Flows
   Nine Months Ended September 30, 1999 and 1998 (unaudited)                            5


Notes to Condensed Consolidated Financial Statements (unaudited)                        6-8


Management's Discussion and Analysis of Financial
   Conditions and Results of Operations                                                 9-11


Part II.  Other Information                                                             12-13


                                REFAC
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)


                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                  1999                1998
                                                           ------------------- --------------------
                                                              (UNAUDITED)
ASSETS
------
Current Assets
  Cash  and cash equivalents                                       $5,484,457           $2,973,344
  Royalties receivable                                              1,050,050              776,433
  Accounts receivable, net                                            987,195              944,526
  Merchandise inventory                                               281,490              -
  Prepaid expenses                                                    458,860              220,895
                                                           ------------------- --------------------
  Total current assets                                              8,262,052            4,915,198
                                                           ------------------- --------------------

Property and equipment, net                                         2,199,578              771,013
Licensing-related securities                                        9,224,594           15,067,535
Investments being held to maturity                                  3,331,080            4,093,156
Other assets                                                          545,169              760,076
Goodwill, net                                                       4,881,990            4,958,410
                                                           ------------------- --------------------
                                                                  $28,444,463          $30,565,388
                                                           =================== ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
  Accounts payable                                                   $129,728             $140,777
  Accrued expenses                                                    229,022              236,059
  Amounts payable under license agreements                            360,989              240,743
  Letters of credit payable                                           279,750              -
  Deferred revenue                                                    125,634              216,693
  Income taxes payable                                                585,955               75,544
                                                           ------------------- --------------------
  Total current liabilities                                         1,711,078              909,816
                                                           ------------------- --------------------

Deferred income taxes                                               3,030,441            5,050,089
Other liabilities-deferred compensation                               445,058              445,058

Stockholders' Equity
  Common stock, $.10 par value                                        545,090              545,090
  Additional paid-in capital                                        9,983,773            9,983,773
  Retained earnings                                                21,375,290           18,621,522
  Accumulated other comprehensive income                            5,578,221            9,259,528
  Treasury stock, at cost                                         (13,874,488)         (13,874,488)
  Receivable from issuance of
     common stock and warrants                                       (350,000)            (375,000)
                                                           ------------------- --------------------
  Total stockholders' equity                                       23,257,886           24,160,425
                                                           ------------------- --------------------
                                                                  $28,444,463          $30,565,388
                                                           =================== ====================


See accompanying notes to the unaudited condensed consolidated financial statements

                                      REFAC
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                      NINE MONTHS                             THREE MONTHS
                                                                  ENDED SEPTEMBER 30,                      ENDED SEPTEMBER 30,
                                                         --------------------------------------    -------------------------------
                                                                1999                  1998               1999              1998
                                                         --------------------------------------    -------------------------------

Revenues
  Licensing-related activities                               $2,967,102             $3,320,834        $1,037,856         $844,870
  Product development fees                                    2,102,594              2,873,762           776,205          937,155
  Realized gains on licensing-related securities              4,380,787              4,798,047         1,336,639        1,352,976
  Dividend income from licensing-related securities             312,000                453,550            98,800          138,650
  Sales                                                          18,600                  -                18,600            -
                                                         --------------------------------------    -------------------------------
Total revenues                                                9,781,083             11,446,193         3,268,100        3,273,651
                                                         --------------------------------------    -------------------------------

Costs and Expenses
  Licensing-related activities                                1,559,386              1,460,956           507,275          374,278
  Product development expenses                                1,768,044              1,875,606           557,201          614,626
  Selling, general and administrative expenses                2,511,383              2,469,013           937,537          899,170
  Goodwill amortization                                         154,698                151,229            52,473           50,273
  Cost of goods sold                                             12,120                  -                12,120            -
                                                         --------------------------------------    -------------------------------
Total operating expenses                                      6,005,631              5,956,804         2,066,606        1,938,347
                                                         --------------------------------------    -------------------------------

                                                         --------------------------------------    -------------------------------
Operating income                                              3,775,452              5,489,389         1,201,494        1,335,304
                                                         --------------------------------------    -------------------------------

Other income and (expenses)
  Dividend and interest income                                  266,076                176,483            93,510           93,830
  Loss from ceased operations                                     -                   (100,791)            -              (28,302)
                                                         --------------------------------------    -------------------------------
Income before provision for taxes on income                   4,041,528              5,565,081         1,295,004        1,400,832
  Provision for taxes on income                               1,287,761              1,885,116           412,912          338,236
                                                         --------------------------------------    -------------------------------
Net income                                                   $2,753,767             $3,679,965          $882,092       $1,062,596
                                                         ======================================    ===============================

                                                         --------------------------------------    -------------------------------
Diluted earnings per common share                                 $0.72                  $0.94             $0.23            $0.28
                                                         ======================================    ===============================

Basic earnings per common share                                   $0.73                  $0.97             $0.23            $0.28
                                                         ======================================    ===============================

                                                         --------------------------------------    -------------------------------
Diluted weighted average shares outstanding                   3,805,602              3,894,094         3,795,261        3,780,625
                                                         ======================================    ===============================

See accompanying notes to the unaudited condensed consolidated financial statements

                                      REFAC
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                              NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                -----------------------------------------
                                                                          1999                  1998
                                                                -------------------     -----------------
Cash Flows from Operating Activities
Net income                                                              $2,753,767            $3,679,965
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                         383,000               402,025
     Net gain on sale of licensing-related securities                   (4,380,787)           (4,798,047)
     Deferred income taxes
     (Increase) decrease in assets:
        Royalties receivable                                              (273,617)               (6,445)
        Accounts receivable                                                (42,669)             (126,218)
        Prepaid expenses                                                  (237,965)              (49,480)
        Merchandise inventory                                             (281,490)                -
        Other assets                                                       252,458              (300,987)
     Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                               10,784              (181,597)
        Amounts payable under service agreements                           120,246                33,551
        Deferred revenue                                                   (91,059)               59,691
        Income taxes payable                                               426,114                44,420
                                                                -------------------     -----------------
Net cash provided by (used in) operating activities                     (1,361,218)           (1,243,122)
                                                                -------------------     -----------------

Cash Flows from Investing Activities
Proceeds from sales of investments being held to maturity                1,762,076             2,503,000
Proceeds from sales of licensing-related securities                      4,810,255             5,241,247
Purchase of investments being held to maturity                          (1,000,000)           (1,683,146)
Additions to property and equipment                                     (1,700,000)             (748,519)
                                                                -------------------     -----------------
Net cash provided by investing activities                                3,872,331             5,312,582
                                                                -------------------     -----------------

Cash Flows from Financing Activities
Proceeds from exercise of stock options                                     -                     85,500
Proceeds from receivable from issuance of common stock warrants             -                    154,080
Repayment of notes payable                                                  -                 (4,050,000)
                                                                -------------------     -----------------
Net cash used in financing activities                                       -                 (3,810,420)
                                                                -------------------     -----------------

Net increase in cash and cash equivalents                                2,511,113               259,040

Cash and cash equivalents at beginning of period                         2,973,344             2,867,563
                                                                -------------------     -----------------
Cash and cash equivalents at end of period                              $5,484,457            $3,126,603
                                                                ===================     =================

See accompanying notes to the unaudited condensed consolidated financial statements

                                     REFAC
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

        1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of Refac (the "Company") at September 30, 1999 and December 31, 1998, and the results of its operations, its cash flows and comprehensive income for the nine month interim period presented.

             The accounting policies followed by the Company are set forth in Note l to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which is incorporated herein by reference.

        2. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

        3. The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, "Earnings Per Share."

---------------------------------------------------------------------------------------------------------------
                                                           Nine Months Ended              Three Months Ended
                                                             September 30,                  September 30,
================================================================================================================
                     Description                          1999            1998           1999            1998
================================================================================================================
Basic shares                                           3,795,261       3,783,287      3,795,261        3,780,625
----------------------------------------------------------------------------------------------------------------
Dilution: stock options and warrants                      10,341         110,807              0                0
----------------------------------------------------------------------------------------------------------------
Diluted shares                                         3,805,602       3,894,094      3,795,261        3,780,625
----------------------------------------------------------------------------------------------------------------
Income available to common shareholders               $2,753,767      $3,679,965       $882,092       $1,062,956
----------------------------------------------------------------------------------------------------------------
Basic earnings per share                                   $0.73           $0.97          $0.23           $0.28
----------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                 $0.72           $0.94          $0.23           $0.28
----------------------------------------------------------------------------------------------------------------

        4. During the nine months ended September 30, 1999 and 1998, the Company operated principally in two industry segments - - "Licensing of Intellectual Property Rights" and "Product Design and Development". On September 10, 1999, the Company's Consumer Products Division commenced operations.


             The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies (See Note 1 of the 1998 Annual Report). Segment profit or loss is based on profit or loss from operations before the provision or benefit for income taxes. The reportable segments are distinct business units operating in different industries and are separately managed. The following information about the business segments are for the nine month period ended September 30, 1999.

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

==========================================================================================================
                                          Licensing of         Product
                                          Intellectual        Design and         Consumer
             Description                 Property Rights     Development         Products        Total
==========================================================================================================
Total revenues                               $7,660,000       $2,102,000         $19,000       $9,781,000
----------------------------------------------------------------------------------------------------------
Depreciation and amortization*                   54,000          329,000               0          383,000
----------------------------------------------------------------------------------------------------------
Interest income (expense)                       319,000          (53,000)              0          266,000
----------------------------------------------------------------------------------------------------------
Segment profit (loss)                         4,932,000         (859,000)        (31,000)       4,042,000
----------------------------------------------------------------------------------------------------------
Segment assets                               20,235,000        7,434,000         775,000       28,444,000
----------------------------------------------------------------------------------------------------------
Expenditure for segment assets                 $442,000       $1,258,000              $0       $1,700,000
----------------------------------------------------------------------------------------------------------

      * The amortization expense for the Product Design and Development segment includes $155,000 of goodwill recorded in connection with the acquisition of Refac HumanFactors-ID in November, 1997.

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

           The components of comprehensive income (loss), net of related tax, for the nine month periods ended September 30, 1999 and 1998 are as follows:

       =====================================================================================================
                                  Description                                    1999             1998
       =====================================================================================================
       Net income                                                             $2,754,000         $3,680,000
       -----------------------------------------------------------------------------------------------------
       Other comprehensive income (loss), net of tax
       -----------------------------------------------------------------------------------------------------
          Decrease in unrealized gains  on licensing-related securities      (3,681,000)        (4,007,000)
       -----------------------------------------------------------------------------------------------------
          Foreign currency translation adjustment                                     0           (198,000)
       -----------------------------------------------------------------------------------------------------
       Comprehensive income (loss)                                            ($927,000)         ($525,000)
       -----------------------------------------------------------------------------------------------------

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The components of accumulated other comprehensive income, net of related tax, at September 30, 1999 and 1998 consist of unrealized gains on licensing-related securities, net of tax and amounted to $5,578,000 and $9,745,000 respectively.

         The components of comprehensive income (loss), net of related tax, for the three month periods ended September 30, 1999 and 1998 are as follows:

========================================================================================================
                              Description                                         1999        1998
========================================================================================================
Net income                                                                     $882,000     $1,063,000
--------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
--------------------------------------------------------------------------------------------------------
   Decrease in unrealized gains  on licensing-related securities             (1,784,000)    (1,824,000)
--------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                   ($902,000)     ($761,000)
--------------------------------------------------------------------------------------------------------

                                     REFAC
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


RESULTS OF OPERATIONS
---------------------

         Total Operating Revenues for the nine months ended September 30, 1999 were $9,781,000 as compared to $11,446,000 for the comparable period in 1998. The decrease of $1,665,000, or 15%, is principally due to decreases in (i) gains on the sale of licensing-related securities and dividends ($559,000), (ii) product design and development fees ($752,000) and (iii) revenues from licensing-related activities ($354,000).

         Operating revenues are summarized as follows:

---------------------------------------------------------------------------------
                        Description                               1999       1998
---------------------------------------------------------------------------------
Revenues from licensing-related activities                         30%        29%
---------------------------------------------------------------------------------
Realized gains on sales and dividends from                         48%        46%
licensing-related securities
---------------------------------------------------------------------------------
Product design and development fees                                22%        25%
---------------------------------------------------------------------------------
Total                                                             100%       100%
---------------------------------------------------------------------------------

         Royalties and Fees from Licensing-Related Activities consist of recurring royalty payments for the use of licensed patents and trademarks as well as non-recurring, lump sum license payments. Revenues from non-recurring agreements vary from period to period depending upon the nature of the licensing programs pursued for various technologies in a particular year and the timing of successful completion of licensing agreements. Total patent licensing income decreased by $320,000 or 11% in the nine months ended September 30,1999 as compared to the same period of 1998 and service income from royalty verifications decreased by $82,000 in the comparable period. Trademark agency fees increased by $49,000 or 25% for the nine months ended September 30, 1999 as compared to the same period of 1998. Patent licensing royalties and non-recurring license fees decreased by $175,000 and $145,000 respectively, as compared to the same period of 1998. The Company anticipates that non-recurring revenues will not be a material component of royalties after June 30, 2000.

         Income from Licensing-Related Securities consist of gains on sales and dividends received on securities acquired by the Company in connection with its licensing activities. As of September 30, 1999, "licensing-related securities" consisted of 325,000 shares of KeyCorp common stock. KeyCorp had a 2-for-1 stock split of such common stock on March 9, 1998 and all references in this Form 10-Q to the number of KeyCorp shares have been adjusted to reflect such stock split. The Company intends to sell its remaining holdings of KeyCorp over a 21 month period and, as of September 30, 1999 has contracts for five successive quarterly puts and calls, each of which covers 50,000 KeyCorp shares.

      Product Design and Development Fees decreased by $771,000 in the nine month period ended September 30, 1999 ($2,874,000) from the comparable period in 1998 ($2,103,000).

      Licensing-Related Activities Expenses consist principally of amounts paid to licensors at contractually stipulated percentages of the Company's specific patent and product revenues and, in addition, includes expenses related to the investigation, marketing, administration, enforcement, maintenance and prosecution of patent and license rights and related licenses. Licensing-related expenses for the nine months ended September 30, 1999 were $1,559,000 as compared to $1,461,000 in the same period in 1998.

      Product Design and Development Expenses consist of professional staff and other expenses incurred in connection with providing services to its clients. During the nine months ended September 30, 1999, such expenses represented 84% of related revenue as compared with 65% in 1998. The percentage increase in 1999 expenses is attributable to the decline in product design and development revenues and the allocation of resources to proprietary product development.

      Selling, General and Administrative Expenses increased by $42,000 or 2% in the nine month period ended September 30, 1999 as compared to the previous year. The increase is attributable to the newly formed Consumer Products Division.

      Goodwill relates to the excess of the purchase price paid for Refac HumanFactors-ID, in November 1997, and Funatik Inc. in September 1999, over their fair market value of assets acquired with an amortization period of 25 years and 10 years respectively.

      Other Income consisting of dividend and interest income increased by $90,000 for the nine months ended September 30, 1999 from the corresponding period in 1998. This increase was attributable to an increase in the Company's cash and securities.

      Other Expenses for the nine month period ended September 30, 1998 relate to a loss of $101,000 before tax benefit, from ceased operations.

      Inflation. The Company's income from licensing operations has not in the past been materially affected by inflation. Likewise, while currency fluctuations can influence licensing-related revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

      Income Tax Provision. The Company's income tax provision of $1,288,000 for the nine months ended September 30, 1999 reflects an effective tax rate of 32%. This compares to the statutory rate of 34% in the same period in 1998. The decrease in the effective income tax rate is due to HumanFactors-ID not being subject to state and local income taxes and timing differences associated with the Company's relocation to New Jersey.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash, cash equivalents, and U.S. Treasury Notes increased $1,750,000 from $7,066,000 at December 31, 1998 to $8,816,000 at September 30, 1999.

      Except as reflected herein, the Company has no other significant commitments. The Company believes its liquidity position is adequate to meet all current and projected financial needs.

      The Company has examined the Year 2000 computer issue. This issue concerns computer hardware and software systems' ability to recognize and process dates after 1999 properly and accurately. The Company utilizes purchased software which is Year 2000 compliant and does not expect Year 2000 issues to have a material impact on its business, operations or financial condition. This is a Year 2000 readiness disclosure entitled to a protection as provided in the Year 2000 Information and Readiness Disclosure Act.

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



                             REFAC



November 12, 1999            s/s  Robert L. Tuchman
                             ---------------------------------------------------
                                  Robert L. Tuchman, President and
                                  Chief Executive Officer



November 12, 1999            s/s  Elliott S. Greller
                             ---------------------------------------------------
                                  Elliott S. Greller, Vice President, Treasurer, and Chief Financial Officer

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