Form 10-K
period 1999-12-31
REFAC
filed 2000-03-30
CIK 82788

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              ---------------------------------------------------

                  For the Fiscal Year Ended December 31, 1999

                         Commission File Number 0-7704

     Delaware                        REFAC              13-1681234
----------------------------------   -----           -----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


               115 River Road, Edgewater, New Jersey 07020-1099
              --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

    Registrant's telephone number, including area code:      (201) 943-4400
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No _____
                                                -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._____

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2000 was $15,892,655.

     The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of March 23, 2000 was 3,795,261.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

PART I      Item 1  Annual Report to Stockholders of Refac for the year ended
PART II     Item 5  December 31, 1999, except for the inside front and back
            Item 6  cover and pages 2 through 12 thereof.
            Item 7
            Item 8


PART III    Item 10 Definitive Proxy Statement of Refac in connection with the
            Item 11 Annual Meeting of Stockholders to be held on May 12, 2000.
            Item 12
            Item 13


                                     PART I
                                     ------

Item 1. Business
----------------

General
-------

     Refac, a Delaware corporation incorporated in 1952 (the "Company" or "Registrant"), is engaged, through certain of its subsidiaries, in (i) new product development; (ii) graphic design and communications; (iii) brand, trademark and patent licensing; and (iv) the marketing of consumer electronic products.

New Product Development
-----------------------

     In November 1997, the Company acquired Human Factors Industrial Design, Inc. ("HFID"), an industrial design and engineering firm based in New York City. In December 1998, the Company merged HFID into its wholly-owned subsidiary, Refac International, Ltd. ("RIL"), and it now operates as Refac HumanFactors-ID ("HumanFactors-ID"), a division of RIL. Founded in 1974, HumanFactors-ID is a product development company that offers a broad range of research, design and engineering services to create innovative products for its clients. HumanFactors-ID merges the disciplines of applied human factors, industrial design and engineering and is known for its expertise in designing and/or engineering (i) consumer products, (ii) medical-surgical devices and (iii) medical and other industrial equipment.

     Prior to its acquisition by the Company, HumanFactors-ID primarily operated as a fee-for-service consultant. Now, in the appropriate circumstances, it will forego current fee income for a participation in the future success of a project on a royalty basis. As used herein, "product licensing" refers to products and/or product concepts developed by HumanFactors-ID which are then licensed to manufacturers. In situations where HumanFactors-ID does not own the intellectual property rights and simply develops the products in exchange for a royalty fee, the income is treated as part of its product design and development activities.

       Competition.  The industrial design industry is highly fragmented, with a
       -----------
lack of dominant market leaders. Since the barriers to entry, including capital requirements, are relatively low, there are a large number of small regional firms. HumanFactors-ID faces strong competition from other industrial design firms and its ability to attract clients is dependent upon its reputation and ability to deliver distinctive products that meet its clients' requirements in a timely fashion. In addition, the industrial design business is dependent on the ability to attract and retain personnel.

Graphic Design and Communications
---------------------------------

     On November 1, 1999, RIL acquired David Morris Creative, Inc., David Morris Associates, Inc., and David Morris Creative Associates Ltd., which businesses are now being operated as a division of RIL under the name of Refac David Morris Creative ("RDMC"). RDMC has designed graphic communications and marketing solutions for a wide variety of clients since 1990. Its array of graphic design services include brochures and collateral materials, brand and communications strategy, corporate identity, packaging and multimedia design.

         Competition.  The graphic design industry is highly fragmented, with a
         ------------
lack of dominant market leaders. Since the barriers to entry, including capital requirements, are relatively low, there are a large number of small regional firms. RDMC faces strong competition from other graphic design firms and its ability to attract clients is dependent upon its reputation and ability to deliver distinctive graphics and communications services that meet its clients' requirements in a timely fashion.

Licensing
---------

    Brand and Trademark Licensing
    -----------------------------

      In January 1998, the Company broadened its licensing business through the formation of Refac Licensing, Inc. (formerly known as Selective Licensing & Promotion, Ltd. and referred to herein as "RL"). RL is a full service trademark licensing agency and consultancy for brand and character licensing properties. The Company owns 81% of RL and Ms. Arlene Scanlan, the President and Chief Executive Officer of RL, owns the remaining 19%. RL currently acts as the licensing agent for the following properties: Autobytel.com/(R)/, Class of 2000/(R)/, Dr. Denton/(R)/, JoeCartoon, Psycho Chihuahua/(R)/, Rambling Ted/(R)/, Rocket Girl and Rockwell/(R)/. The Company has made a $1 million line of credit available to RL through December, 31, 2001, at the prime rate plus 2%, of which $646,635 had been drawn down as of December 31, 1999.

       Competition.  Success in the trademark licensing agency business is
       -----------
principally dependent upon the strength of the properties that the agency represents. With respect to character or juvenile licensing, most of the movie and television production companies have their own licensing divisions to license their properties. Thus, RL typically competes with other independent agencies for properties that have not yet become well-known but which it believes have the potential to be popular. It also competes with other agencies in brand licensing for the rights to well-known corporate trademarks. The Company believes that its product development and graphic design capabilities give it a distinct advantage in this area.

    Patent  Licensing Operations
    ----------------------------

         The Company's patent and technology licensing includes "New Technology Licensing" and "Patent Enforcement Licensing" projects. In both classes, the Company generally acquires from its clients ("Clients") the exclusive right to grant a license to third parties ("Licensees") to manufacture, use and/or sell, throughout the world or in specific markets, specific Client products and processes under their respective patents and/or in accordance with related technical know-how. The Company did not undertake any New Technology Licensing or Patent Enforcement Licensing projects during 1999.

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

       New Technology Licensing.  New Technology Licensing includes technologies
       ------------------------
that have not yet been successfully commercialized. These technologies generally offer certain benefits such as new features, improved performance, cost savings and/or favorable environmental, health or safety features. In order for the Company to attract Licensees for this type of technology, it has to present evidence that persuasively "proves the concept" of the invention, which often involves monetary investments. The Company currently prefers to limit its New Technology Licensing to projects in which it can have an equity position.

     The Company is selective in the products for which it undertakes licensing projects. It attempts to locate consumer and industrial technologies having distinctively advantageous features that are protected by patents and confidential know-how. Sometimes, the Company has the added right to license the Client's trademarks. However, historically, most of the Company's licensing opportunities have been referred to the Company by others due to the Company's professional reputation. All such opportunities are evaluated on the basis of their proprietary features, innovative merit, technological significance, competitive conditions and earning potential. Licensing and technology transfer strategies are studied with due consideration of the Client's objectives. The actual licensing process usually starts with the identification and qualification of suitable prospects. Information packages and license proposals are prepared subject to the Client's approval. When suitable prospective Licensees are identified, negotiations proceed with the goal of creating income-producing agreements. Agreements may provide for single lump sum payments or, as is generally preferred, ongoing royalty payments based on sales of licensed products over an extended period of years.

     There is usually a substantial interval between the time license rights are acquired and the actual realization of license revenue. The interval is seldom less than two years, often longer. Not infrequently, licensing efforts prove unsuccessful. A licensing program may result in a succession of many non-exclusive agreements or a limited number of exclusive agreements covering defined areas of technology, fields of product application and marketing territories. The terms and conditions of these licenses and related agreements may vary depending upon whether they principally cover patent rights, trademarks, developments and improvements, exclusivity, trade secrets and/or copyrights. From time to time, licensing programs may result in the creation of new companies in which the Company and the Client may acquire or have the option to acquire equity or joint venture interests.

       Patent Enforcement Licensing.  A prospective Client often notifies the
       ----------------------------
Company of its belief that its patents are being infringed by various manufacturers or other entities. In such event, before accepting a licensing responsibility, the Company intensively investigates relevant issues regarding the validity of the client's patent and the alleged infringement circumstances. If the Company concludes that there exists (i) substantial merit in the Client's patent position, (ii) a strong basis for concluding that infringement exists,
(iii) substantial economic value to be gained and (iv) an opportunity to grant a license which will not conflict or interfere with the Client's business relationships, serious efforts are then made to license the patents to the putatively infringing party. If the Company is not successful in its efforts to enter into a licensing arrangement, which is often the case, the Company may consider it appropriate, with the Client as co-plaintiff, to initiate infringement litigation against the alleged infringer. Such litigation is often costly and lengthy with an uncertain outcome.

     Except for its contracts with Patlex Corporation and Emhart Fastening Teknologies, Inc. which accounted for 9.8% and 5.4%, respectively, of the Company's total revenues in 1999, the Company does not believe that the loss or termination of any contract it has with Clients would have a materially adverse effect on its business. The most commercially significant patent owned by Patlex Corporation is the Gas Discharge Laser Patent (U.S. Patent No. 4,704,583) which expires in November 2004.

     With respect to any patents or group of related patents that are now the subject of one or more income-producing licenses, the Company does not believe that there is any currently foreseeable circumstance under which the Company would lose its rights to grant licenses.

     Patents and Trademarks. The Company does not own any patents or trademarks
     ----------------------
that it deems important to its patent licensing business.

     Competition.  Success in the technology licensing business is
     -----------
 principally dependent upon the ability of a technology to create a competitive advantage or solve a recognized problem in the marketplace and the availability of the financial and technical resources necessary to "prove the concept" and demonstrate the benefits of the invention to prospective Licensees. The Company competes against individuals, agents, universities, corporations and patent counsel in patent licensing and enforcement activities. The Company believes that its product design and development expertise gives it an advantage in this area for consumer products, medical devices and business equipment.

Consumer Products
-----------------

     In September 1999, the Company formed Refac Consumer Products, Inc. ("RCP") to develop and market a line of proprietary consumer electronics products and also acquired Funatik Inc. which was subsequently merged into RCP. The Funatik acquisition was primarily motivated by the sales and marketing expertise and capability of its two principals.

     This product line was introduced in January 2000 at the International Consumer Electronics Show in Las Vegas, Nevada. The product line, which will be manufactured in Asia, has been developed in-house by HumanFactors-ID and includes a Volkswagen New Beetle(TM) branded AM/FM digital stereo and multifunction CD player, travel clock, clock radio and sport radio; a RefacDesign(TM) branded MP3 Player, Universal MP3 Car Adapter, Digital Radio and Hand-Crank Emergency Radio and a Funatik(TM) branded Star Trek/(R)/ Lamp and a Golf Lamp. The Company established Refac (H.K.) Limited, a Hong Kong subsidiary, to facilitate the sourcing, manufacturing and quality control of the product line and to distribute the products outside of North America.

Government Regulations
----------------------

     Federal, state and local environmental laws have had no material effect on capital expenditures, earnings or the competitive position of the Company.

Employees
---------

     As of December 31, 1999, the Company had a total of 59 full time employees.

Financial Information About Foreign and Domestic Operations and Product Sales
-----------------------------------------------------------------------------

     The Company's business is principally conducted in the United States. Information concerning the aggregate of the Company's foreign source revenues from domestic operations for the three years ended December 31, 1999 is set forth in Note 7 of the Notes to the Company's Consolidated Financial Statements found on pages 25 and 26 of the Company's 1999 Annual Report to Stockholders, which pages are incorporated herein by reference. The Company is subject to the usual risks of doing business abroad, particularly currency fluctuations and foreign exchange controls.

Item 2.  Properties
-------------------

     In May, 1999, the Company relocated its corporate headquarters and creative studios to 30,000-square-feet of newly constructed premises located at The Hudson River Pier, 115 River Road, Edgewater, New Jersey 07020. The lease for these new premises terminates in November 2009 and the Company has two successive five-year renewal options. These premises are occupied and used as the corporate offices and creative studios for the Company and its domestic subsidiaries, other than RL and Refac Financial Corporation ("RFC").

     In connection with this relocation, the Company terminated, without liability, its lease for its corporate offices in New York City and subleased the offices and studio previously occupied by HumanFactors-ID (10,000 square feet located at 575 Eighth Avenue, New York, New York) for the remaining term of the lease.

     RL leases approximately 1,450 square feet in an office building located at 107 John Street, Southport, Connecticut under a lease which expires in 2003.

     RFC leases office facilities in Las Vegas, Nevada, which it considers to be suitable and adequate for its present needs.

       During 1999, RDMC occupied approximately 3,000 square feet of office and studio space in an office building located in Jersey City, New Jersey. In February 2000, RDMC relocated to the corporate headquarters and creative center in Edgewater and terminated its Jersey City lease without any liability.

Item 3.  Legal Proceedings
--------------------------

         Suit by Former Officer.  In December 1995, an action was commenced in
         ----------------------
the United States District Court for the Eastern District of New Jersey against the Company by the executrix of the estate of a former officer of the Company for compensation allegedly due the deceased officer under an employment arrangement. The Company believes that the claim is without any merit and intends to vigorously defend the claim against it.

         Suit by Shareholder.  On December 20, 1999, a claim was brought against
         -------------------
the Company, as a nominal defendant, and certain of its directors in the Supreme Court of the State of New York, New York County, by a shareholder purporting to state claims against the Company and certain members of the Company's board of directors for breach of fiduciary duty and waste arising out of a Stock Repurchase Agreement and a Retirement Agreement entered into in December 1996 between the Company and its then Chairman and Chief Executive Officer, Eugene Lang. On February 29, 2000, the Company, together with all other defendants, filed a motion to dismiss the Complaint in its entirety on the grounds that plaintiff's claims are time barred by the statute of limitations and that the Complaint fails to state a claim upon which relief may be granted. The Company believes that the claims against the Company and its directors are without merit, and it intends to vigorously defend all claims against it.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

Executive Officers of the Registrant
------------------------------------

     Information with respect to the executive officers of the Registrant is set forth below.

     Under the by-laws of the Registrant, each executive officer holds office from his election until the Board of Directors' meeting after the annual meeting of shareholders next following his election or until his successor is elected and qualified, or his earlier death, resignation or removal by the Board.

     There are no family relationships between any of the executive officers of the Registrant nor were there any special arrangements or understandings regarding the selection of any officer.

                                             Served in Such
                                           Position or Office
Name                                   Age  Continually Since               Position (1)
-------------------------------------  ---  -----------------  ---------------------------------------
Robert L. Tuchman                       57     1991            Chairman, President, Chief Executive
                                                               Officer and General Counsel (2)

Douglas M. Spranger                     52     1998            Senior Vice President (3)

Raymond A. Cardonne, Jr.                33     1997            Vice President and Secretary (4)

Elliott S. Greller                      57     1998            Vice President, Chief Financial Officer
                                                               and Treasurer (5)
----------

NOTES:

(1) Each executive officer's term of office is until the next organizational meeting of the Board of Directors of the Company (traditionally held immediately after the Annual Meeting of Stockholders of the Company) and until the election and qualification of his or her successor. However, the Company's Board of Directors has the discretion to replace officers at any time.

(2) Mr. Tuchman succeeded Eugene M. Lang as Chief Executive Officer of the Company on January 6, 1997 and as Chairman of the Board of Directors on June 30, 1997. He also serves as General Counsel. From August 1, 1991 until January 6, 1997, Mr. Tuchman served as the Company's President and Chief Operating Officer. From May, 1994 to March, 1997 he held the position of Treasurer of the Company.

(3) Mr. Spranger was Chief Executive Officer of HFID from its formation in 1974. HFID, which was acquired by the Company in November, 1997, was merged into RIL on December 31, 1998. Mr. Spranger became Senior Vice President of the Company and RIL in December 1998. His employment with the Company and stock options were terminated by mutual agreement as of December 31, 1999. See Exhibit 10(d).

(4) Mr. Cardonne joined the Company in December 1997 as Vice President responsible for the licensing and commercialization of technologies and was elected to the additional position of Secretary in November 1998. Prior to joining Refac, from December 1994 through November 1997, Mr. Cardonne was a Vice President at Technology Management & Funding, L.P. From August 1993 to December 1994, he worked for NEPA Venture Funds, an early stage venture capital firm, and the Lehigh Small Business Development Center. He previously worked at Ford Electronics & Refrigeration Corporation from January 1990 to July 1993.

(5) Mr. Greller joined the Company in March 1, 1998 as President of the Royalty Control Division of Refac Services Corporation, a wholly-owned subsidiary of the Company, that was merged into RIL on December 31, 1998. He became the Company's Vice President, Chief Financial Officer and Treasurer in September 1998. Prior to joining the Company, for more than fifteen years, Mr. Greller worked as an accountant and was the Chief Executive Officer and sole owner of the Royalty Control Group Company which provided royalty audit services to licensors. Mr. Greller's employment by the Company was terminated by mutual agreement as of March 3, 2000.

                              PART II
                              -------

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters
------------------------------------------------------------------------------

     The Company had 701 stockholders of record as of March 23, 2000. Other information required by this item is included on page 28 of the Company's Annual Report to Stockholders for the year ended December 31, 1999, which page is hereby incorporated by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information required by this item is included on page 28 of the Company's Annual

Report to Stockholders for the year ended December 31, 1999, which page is hereby incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The information required by this item is included on pages 13 and 14 of the Company's Annual Report to Stockholders for the year ended December 31, 1999, which pages are hereby incorporated by reference.

Item 8.  Financial Statements
-----------------------------

     The information required by this item is included on pages 15 through 19 of the Company's Annual Report to Stockholders for the year ended December 31, 1999, which pages are hereby incorporated by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     None.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The information required by this item, except for certain information regarding executive officers included in Part I of this report, is included on pages 4 through 6 in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on May 12, 2000 and is hereby incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

     The information required by this item is included on page 7 in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on May 12, 2000 and is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information required by this item is included on pages 2 through 4 in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on May 12, 2000 and is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is included on pages 13 and 14 in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on May 12, 2000 and is hereby incorporated herein by reference.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)(1) Financial Statements
---------------------------

     See index to financial statements on the inside cover of the Company's Annual Report to Stockholders for the year ended December 31, 1999, which is hereby incorporated by reference.

(a)(2)  Schedules
-----------------

     See index to financial statements on the inside cover of the Company's Annual Report to Stockholders for the year ended December 31, 1999, which is hereby incorporated by reference.

(a)(3)  Exhibits
----------------

     See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.

(b)  Reports on Form 8-K
------------------------

     Current report on Form 8-K, dated November 1, 1999, with respect to RIL entering into an Asset Purchase Agreement with David Morris Creative, Inc., David Morris Associates, Inc., and David Morris Creative Associates Ltd. (collectively, the "Sellers"), and David M. Annunziato, President of each of the Sellers.

                                   Signatures
                                   ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Refac



Dated: March 23, 2000         /s/ Robert L. Tuchman
                              ------------------------------------
                              Robert L. Tuchman, President, Chief
                              Executive Officer and General Counsel


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



March 23, 2000                /s/ Robert L. Tuchman
                              ------------------------------------
                              Robert L. Tuchman, President, Chief
                              Executive Officer, General Counsel and Director
                              (Principal Executive Officer)

March 23, 2000                /s/ David Capodanno
                              ------------------------------------
                              David Capodanno, Controller
                              (Principal Financial Officer)


March 23, 2000                /s/ Neil R. Austrian
                              ------------------------------------
                              Neil R. Austrian, Director


March 23, 2000                /s/ Robin L. Farkas
                              ------------------------------------
                              Robin L. Farkas, Director

                                   Signatures
                                   ----------
                                  (Continued)



March 23, 2000                /s/ Mark N. Kaplan
                              ------------------------------------
                              Mark N. Kaplan, Director


March 23, 2000                /s/ Herbert W. Leonard
                              ------------------------------------
                              Herbert W. Leonard, Director


March 23, 2000                /s/ Ira T. Wender
                              ------------------------------------
                              Ira T. Wender, Director

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                         Exhibit
-----------                         -------

  3(a) Restated Certificate of Incorporation and Certificate of Amendment thereto. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, SEC file number 0-7704.

  3(b) The By-laws of the Company. Incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, SEC file number 0-7704.

10 (a) Amended and Restated Employment Agreement dated December 13, 1996 between the Company and Robert L. Tuchman (the "Tuchman Employment Agreement"). Incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, SEC file number 0-7704.

10 (b) Amendment, dated January 20, 1999, extending the term of the Tuchman Employment Agreement is incorporated herein by reference to Exhibit 10
          (b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10 (c) Employment Agreement, dated November 25, 1997 between the Company and Douglas M. Spranger and an Amendment thereto, dated January 14, 1999, is incorporated herein by reference to Exhibit 10 (b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

10 (d) Agreement, dated as of December 31, 1999, between the Company, RIL and Douglas M. Spranger terminating his employment.*

10 (e) 1998 Stock Incentive Plan. Incorporated by reference to Exhibit A to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, SEC file number 0-7704.

10 (f) 1990 Stock Option and Incentive Plan. Incorporated by reference to Exhibit A to the Company's Proxy Statement for its 1990 Annual Meeting of Stockholders, SEC file number 0-7704.

13.       1999 Annual Report to Stockholders of the Company.*

21  List of subsidiaries of the Company.*

23. Consent of Grant Thornton LLP. *
_____________________

*  Filed herewith.