Form 10-Q
period 2000-03-31
REFAC
filed 2000-05-15
CIK 82788

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    --------------------------------------


                     For the Quarter Ended March 31, 2000

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


     The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of May 1, 2000 was 3,795,261.

                                     REFAC



                                     INDEX
                                     -----


                                                                    Page
                                                                    ----

Part I.  Financial Information

Condensed Consolidated Balance Sheets
 March 31, 2000 (unaudited) and December 31, 1999                     3


Condensed Consolidated Statements of Operations
 Three Months Ended March 31, 2000 and 1999 (unaudited)               4


Condensed Consolidated Statements of Cash Flows
 Three Months Ended March 31, 2000 and 1999 (unaudited)               5


Notes to Condensed Consolidated Financial Statements (unaudited)     6-8


Management's Discussion and Analysis of Financial
 Conditions and Results of Operations                                9-12


Part II.  Other Information                                          13-14

                                REFAC
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,             DECEMBER 31,
                                                                                   2000                   1999
                                                                           -------------------    --------------------
                                                                                (UNAUDITED)
ASSETS

Current Assets
  Cash  and cash equivalents                                                     $5,124,000              $5,158,000
  Royalties receivable                                                            1,038,000               1,153,000
  Accounts receivable, net                                                        1,906,000               1,425,000
  Prepaid expenses                                                                  623,000                 521,000
                                                                           -------------------    --------------------
  Total current assets                                                            8,691,000               8,257,000
                                                                           -------------------    --------------------

Property and equipment, net                                                       2,573,000               2,232,000
Licensing-related securities                                                      5,556,000               7,145,000
Investments being held to maturity                                                3,725,000               3,331,000
Other assets                                                                        636,000                 583,000
Goodwill, net                                                                     6,245,000               6,299,000
                                                                           -------------------    --------------------
                                                                                $27,426,000             $27,847,000
                                                                           ===================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                                 $758,000                $674,000
  Accrued expenses                                                                  408,000                 439,000
  Amounts payable under service agreements                                          623,000                 417,000
  Income taxes payable                                                              698,000                 716,000
                                                                           -------------------    --------------------
  Total current liabilities                                                       2,487,000               2,246,000
                                                                           -------------------    --------------------

Deferred income taxes                                                             1,741,000               2,365,000
Other liabilities-deferred compensation                                             445,000                 445,000

Stockholders' Equity
  Common stock, $.10 par value                                                      545,000                 545,000
  Additional paid-in capital                                                      9,984,000               9,984,000
  Retained earnings                                                              23,218,000              22,299,000
  Accumulated other comprehensive income                                          3,255,000               4,212,000
  Treasury stock, at cost                                                       (13,874,000)            (13,874,000)
  Receivable from issuance of common stock and warrants                            (375,000)               (375,000)
                                                                           -------------------    --------------------
  Total stockholders' equity                                                     22,753,000              22,791,000
                                                                           -------------------    --------------------
                                                                                $27,426,000             $27,847,000
                                                                           ===================    ====================


See accompanying notes to the unaudited condensed consolidated financial statements

                                      REFAC
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                             THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                               -------------------------------------
                                                                                     2000                   1999
                                                                               -------------------------------------

Revenues
  Licensing-related activities                                                    $1,062,000               $965,000
  Creative services fees                                                           1,850,000                782,000
  Consumer product sales                                                             707,000                 -
  Realized gains on licensing-related securities                                   1,233,000              1,456,000
  Dividend income from licensing-related securities                                   77,000                122,000
  Dividend and interest income                                                       134,000                 93,000
                                                                               -------------------------------------
Total Revenues                                                                     5,063,000              3,418,000
                                                                               -------------------------------------

Costs and Expenses
  Licensing-related activities                                                       433,000                523,000
  Creative service expenses                                                        1,196,000                664,000
  Consumer product sales costs                                                       474,000                 -
  Selling, general and administrative expenses                                     1,594,000                737,000
                                                                               -------------------------------------
Total costs and expenses                                                           3,697,000              1,924,000
                                                                               -------------------------------------


Income before provision for taxes on income                                        1,366,000              1,494,000
  Provision for taxes on income                                                      447,000                486,000
                                                                               -------------------------------------
Net income                                                                          $919,000             $1,008,000
                                                                               =====================================

                                                                               -------------------------------------
Diluted earnings per share                                                             $0.24                  $0.26
                                                                               =====================================

Basic earnings per share                                                               $0.24                  $0.27
                                                                               =====================================

                                                                               -------------------------------------
Diluted weighted average shares outstanding                                        3,804,661              3,819,005
                                                                               =====================================


See accompanying notes to the unaudited condensed consolidated financial statements

                                      REFAC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                   -------------------------------------------
                                                                                            2000                    1999
                                                                                   -------------------     -------------------
Cash Flows from Operating Activities
     Net income                                                                            $919,000              $1,008,000
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                                      182,000                  59,000
         Realized gains on sale of licensing-related securities                          (1,233,000)             (1,456,000)
         Deferred income taxes                                                             (130,000)                (47,000)
         Other                                                                                3,000                (111,000)
         (Increase) decrease in assets:
            Royalties receivable                                                            115,000                  (5,000)
            Accounts receivable                                                            (481,000)                279,000
            Prepaid expenses                                                               (102,000)                 48,000
            Other assets                                                                    (53,000)                (50,000)
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                                            53,000                (183,000)
            Amounts payable under service agreements                                        206,000                 (73,000)
            Income taxes payable                                                            (18,000)                (72,000)
                                                                                   -------------------     -------------------
Net cash used in operating activities                                                      (539,000)               (603,000)
                                                                                   -------------------     -------------------

Cash Flows from Investing Activities
     Proceeds from sales of licensing-related securities                                  1,371,000               1,594,000
     Purchase of investments being held to maturity                                        (394,000)               (313,000)
     Additions to property and equipment                                                   (472,000)                (48,000)
                                                                                   -------------------     -------------------
Net cash provided by investing activities                                                   505,000               1,233,000
                                                                                   -------------------     -------------------

Net (decrease) increase in cash and cash equivalents                                        (34,000)                630,000

Cash and cash equivalents at beginning of period                                          5,158,000               2,973,000
                                                                                   -------------------     -------------------
Cash and cash equivalents at end of period                                               $5,124,000              $3,603,000
                                                                                   ===================     ===================


See accompanying notes to the unaudited condensed consolidated financial statements

                                     REFAC
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of Refac (the "Company") at March 31, 2000 and December 31, 1999, and the results of its operations, its cash flows and comprehensive income for the three month interim period presented.

     The accounting policies followed by the Company are set forth in Note l to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which is incorporated herein by reference.

  2. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

  3. The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, "Earnings Per Share."

                                             Three Months Ended
                                                  March 31,
-----------------------------------------------------------------
                Description                    2000        1999
-----------------------------------------------------------------
Basic shares                                3,795,261   3,795,261
-----------------------------------------------------------------
Dilution: stock options and warrants            9,400      23,744
-----------------------------------------------------------------
Diluted shares                              3,804,661   3,819,005
-----------------------------------------------------------------
Income available to common shareholders    $  919,000  $1,008,000
-----------------------------------------------------------------
Basic earnings per share                   $     0.24  $     0.27
-----------------------------------------------------------------
Diluted earnings per share                 $     0.24  $     0.26
-----------------------------------------------------------------


  4. During the three months ended March 31, 1999, the Company operated principally in two industry segments - - - "Licensing of Intellectual Property Rights" and "Product Design and Development". On September 10, 1999, the Company's Consumer Products commenced operations, thus for the three months ended March 31, 2000 the Company operated in three industry segments.

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies (See Note 1 of the 1999 Annual Report). Segment profit or loss is based on profit or loss from operations before the provision or benefit for income taxes. The reportable segments are distinct business units operating in different industries and are separately managed. The following information about the business segments are for the three month period ended March 31, 2000.

                                     REFAC
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                          Licensing of                   Manufacture
                                          Intellectual     Creative     and Marketing
                                            Property      Consulting     of Consumer
       Description                           Rights        Services        Products      Other      Total
------------------------------------------------------------------------------------------------------------
Total revenues                              $ 2,372,000  $ 1,850,000       $ 707,000   $134,000  $ 5,063,000
------------------------------------------------------------------------------------------------------------
Segment profit (loss)                           999,000     (108,000)       (106,000)   134,000      919,000
------------------------------------------------------------------------------------------------------------
Segment assets                               16,349,000   10,135,000         942,000         --   27,426,000
------------------------------------------------------------------------------------------------------------
Expenditure for segment assets              $   250,000  $   211,000       $  11,000         --  $   472,000
------------------------------------------------------------------------------------------------------------


  5. Comprehensive income consists of net income or loss for the current period as well as income, expenses, gains, and losses arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company's licensing-related securities, net of taxes and foreign currency translation adjustments.

     The components of comprehensive income (loss), net of related tax, for the three month periods ended March 31, 2000 and 1999 are as follows:


                 Description                           2000          1999
---------------------------------------------------------------------------
Net income                                          $ 919,000   $ 1,008,000
---------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
---------------------------------------------------------------------------
  Unrealized gains (losses) on licensing-related     (957,000)   (1,142,000)
   securities
---------------------------------------------------------------------------
Comprehensive income (loss)                          ($38,000)    ($134,000)
---------------------------------------------------------------------------

     The components of accumulated other comprehensive income, net of related tax, at March 31, 2000 and December 31, 1999 consist of unrealized gains on licensing-related securities, net of tax and amounted to $3,255,000 and $4,212,000 respectively.

  6. On April 12, 2000, the Company had open letters of credit to purchase goods for $800,000.

  7. On December 31, 1995, an action was commenced in the United States
District Court for the Eastern District of New Jersey against the Company by the executrix of the estate of a former officer

                                     REFAC
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

of the Company for compensation allegedly due the deceased officer under an employment arrangement. The Company believes that the claim is without any merit.

     On December 20, 1999, a claim was brought against the Company, as a nominal defendant, and certain of its directors in the Supreme Court of the State of New York, New York County, by a shareholder alleging claims against the Company and certain members of the Company's Board of Directors for breach of fiduciary duty and waste arising out of a Stock Repurchase Agreement and a Retirement Agreement entered into between the Company and its then Chairman and Chief Executive Officer, Eugene Lang. On February 29, 2000, the Company, together with all other defendants, filed a motion to dismiss the Complaint in its entirety on the grounds that plaintiff's claims are time barred by the statute of limitations and that the Complaint fails to state a claim upon which relief may be granted. The Company believes that the claims against the Company and its directors are without merit.

  8. Certain 1999 items have been reclassified to conform with 2000 presentations.

                                     REFAC
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     REVENUES for the three months ended March 31, 2000 were $5,063,000 as compared to $3,418,000 for the comparable period in 1999. The increase of $1,645,000, or 48%, is principally due to increases in revenues from creative consulting services ($1,068,000), licensing-related activities ($97,000), sales of consumer products ($707,000) and dividend and interest income ($41,000) offset by a decrease of $268,000 in gains on the sale of licensing-related securities and dividends.

     Revenues are summarized as follows:


              Description                                 2000   1999
-----------------------------------------------------------------------
Revenues from licensing-related activities                 21%    28%
-----------------------------------------------------------------------
Realized gains on sales and dividends from licensing-      26%    46%
 related securities
-----------------------------------------------------------------------
Creative consulting services                               37%    23%
-----------------------------------------------------------------------
Consumer product sales (acquired in September, 1999)       14%     0%
-----------------------------------------------------------------------
Dividends and interest                                      2%     3%
-----------------------------------------------------------------------
Total                                                     100%   100%
-----------------------------------------------------------------------

     Revenues from Licensing-Related Activities consist of recurring royalty payments for the use of licensed patents and trademarks, non-recurring, lump sum license payments, agency fees and service fees. Recurring revenues from established relationships increased by $183,000 in 2000 as compared to 1999. The patent licensing income component of the 2000 recurring revenue increased by $183,000 and is attributable to the increase in (i) trademark agency fees of $181,000 and (ii) patent licensing income of $56,000 offset by (iii) a decrease in patent enforcement fees of $54,000. Revenues from non-recurring agreements vary from period to period depending upon the nature of the licensing programs pursued for various technologies in a particular year and the timing of successful completion of licensing agreements. Non-recurring license fees decreased by $97,000 as compared to the same period of 1999. Service income from royalty verifications increased by $11,000 from 2000 to 1999.


     Expenses from Licensing-Related Activities consist principally of amounts paid to licensors at contractually stipulated percentages of the Company's specific patent and product

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

revenues and, in addition, includes expenses related to the investigation, marketing, administration, enforcement, maintenance and prosecution of patent, trademarks and license rights and related licenses. Licensing-related expenses decreased by $90,000 for the three months ended March 31, 2000. As a percentage of licensing revenues, these expenses were 41% and 54% in 2000 and 1999, respectively. The decrease in 2000 over 1999 is principally due to a recoupment of expenses associated with one of the Company's patent licensing projects.

     Income from Licensing-Related Securities consist of gains on sales and dividends received on securities acquired by the Company in connection with its licensing activities. As of March 31, 2000, licensing-related securities consisted of 225,000 shares of KeyCorp common stock. The Company intends to sell an additional 150,000 of such shares during the remaining nine months of 2000, and as of March 31, 2000, held three successive quarterly put options (at $27.4262 per share) and had sold three successive quarterly call options (at prices ranging from $38.0920 to $39.3720 per share), each of which covers 50,000 shares.

Creative Consulting Services

     Creative Consulting Services consist of product development and graphic design services provided by the Product Development Group (which operates under the name Refac HumanFactors-ID and was acquired by the Company in November,
1997) and the Graphics Design Group (which operates under the name Refac David Morris Creative and was acquired in November, 1999). Total creative consulting fees increased by $1,068,000 for the three months ended March 31, 2000 versus the comparable period in 1999, which includes an increase of $458,000 in Product Development and the inclusion of $610,000 in Graphic Design services.

     Expenses increased by $532,000 in the three month period ended March 31, 2000 as compared to 1999, which consists of an increase of $457,000 from the Graphics Design Group and an increase in expenses of $75,000 incurred by the Product Development Group.

Marketing of Consumer Products

     In September, 1999 the Company acquired Funatik Inc. and merged it into the newly formed Refac Consumer Products, Inc. ("RCP"). Sales of $707,000 during the three months ended March 31, 2000 principally consist of sales of imported consumer electronics sourced by RCP for a retailer. RCP introduced its proprietary product line in January at the 2000 International Consumer Electronics Show in Las Vegas, Nevada and expects that this line will contribute to revenues during the second half of 2000.

     Selling, General and Administrative Expenses increased by $857,000 in the three month period ended March 31, 2000 as compared to the previous year. The increase is principally

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

attributable to the acquisition of Funatik and the formation of RCP ($432,000), the acquisition of the Graphic Design Group ($141,000), salaries ($72,000), rent ($94,000) and professional fees ($74,000).

     Goodwill relates to the excess of the purchase price paid over the fair market value of the tangible assets acquired in the Company's acquisitions of the Product Development Group, Graphic Design Group and Funatik, Inc. Such goodwill is being amortized over 25, 20 and 10 years, respectively, which is the expected period of benefit.

     Income Tax Provision. The Company's income tax provision of $447,000 for the three months ended March 31, 2000 reflects an effective tax rate of 34% (the Federal statutory corporate income tax rate), reduced by the statutory dividends received exclusion to arrive at the net effective tax rate of 33%. The net effective tax rate for 1999 was also 33%.

     Inflation. The Company's income from licensing operations has not in the past been materially affected by inflation. Likewise, while currency fluctuations can influence licensing- related revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash, cash equivalents, corporate bonds and U.S. Treasury Notes increased $360,000 from $8,489,000 at December 31, 1999 to $8,849,000 at March 31, 2000.
The Company believes its liquidity position is adequate to meet all current and projected financial needs.

     On April 12, 2000, the Company had open letters of credit to purchase goods for $800,000.

     The Company has commitments under leases covering its facilities and under a Retirement Agreement with its founder and former Chief Executive Officer (which has been provided for in the financial statements).

     The Company has examined the Year 2000 computer issue. This issue concerns computer hardware and software systems' ability to recognize and process dates after 1999 properly and accurately. The Company utilizes purchased software which is Year 2000 compliant and does not expect Year 2000 issues to have a material impact on its business, operations or financial condition. The Company has not encountered any complications with the year 2000 issues. This is a Year 2000 readiness disclosure entitled to a protection as provided in the Year 2000 Information and Readiness Disclosure Act.

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

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

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


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


                                         REFAC



May 12, 2000                             /s/  Robert L. Tuchman
                                         -----------------------------------
                                         Robert L. Tuchman, President and
                                         Chief Executive Officer



May 12, 2000                             /s/  David Capodanno
                                         -----------------------------------
                                         David Capodanno, Controller
                                         (Principal Financial Officer)

EXHIBIT INDEX



Exhibit                                                                   Page
  No.                                                                     No.
------                                                                    ---




  27 Note 1 to the Company's Consolidated financial statements contained in the Company's Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1999 is incorporated herein by reference.