Form 10-Q
period 2000-06-30
REFAC
filed 2000-08-11
CIK 82788

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------


                       For the Quarter Ended June 30, 2000

                          Commission File Number 0-7704


                                      REFAC
                                      -----
             (Exact name of registrant as specified in its charter)

                  Delaware                               13-1681234
  ---------------------------------------              --------------
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

         The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of August 1, 2000 was 3,795,261.

                                      REFAC



                                      INDEX
                                      -----

                                                                                                 Page
                                                                                                 ----
Part I.  Financial Information

Condensed Consolidated Balance Sheets
   June 30, 2000 (unaudited) and December 31, 1999                                                3


Condensed Consolidated Statements of Operations
   Six and three months ended June 30, 2000 and 1999 (unaudited)                                  4


Condensed Consolidated Statements of Cash Flows
   Six months ended June 30, 2000 and 1999 (unaudited)                                            5


Notes to Condensed Consolidated Financial Statements (unaudited)                                  6-10


Management's Discussion and Analysis of Financial
   Conditions and Results of Operations                                                          11-14


Part II.  Other Information                                                                      15-16

                                      REFAC
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                              JUNE 30,             DECEMBER 31,
                                                                                2000                   1999
                                                                         -------------------    --------------------
                                                                                        (UNAUDITED)
ASSETS
------
Current Assets
  Cash  and cash equivalents                                                     $5,760,000              $5,158,000
  Royalties receivable                                                            1,066,000               1,153,000
  Accounts receivable, net                                                        1,911,000               1,425,000
  Prepaid expenses                                                                  632,000                 521,000
  Inventory                                                                         449,000              -
                                                                         -------------------    --------------------
  Total current assets                                                            9,818,000               8,257,000
                                                                         -------------------    --------------------

Property and equipment, net                                                       2,546,000               2,232,000
Licensing-related securities                                                      4,052,000               7,145,000
Investments being held to maturity                                                2,725,000               3,331,000
Other assets                                                                        641,000                 583,000
Goodwill, net                                                                     6,174,000               6,299,000
                                                                                                --------------------
                                                                         -------------------
                                                                                $25,956,000             $27,847,000
                                                                         ===================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                                 $456,000                $674,000
  Accrued expenses                                                                  612,000                 439,000
  Amounts payable under service agreements                                          501,000                 417,000
  Income taxes payable                                                              -                       716,000
                                                                         -------------------    --------------------
  Total current liabilities                                                       1,569,000               2,246,000
                                                                         -------------------    --------------------

Deferred income taxes                                                             1,183,000               2,365,000
Other liabilities-deferred compensation                                             445,000                 445,000

Stockholders' Equity
  Common stock, $.10 par value                                                      545,000                 545,000
  Additional paid-in capital                                                      9,984,000               9,984,000
  Retained earnings                                                              24,125,000              22,299,000
  Accumulated other comprehensive income                                          2,354,000               4,212,000
  Treasury stock, at cost                                                       (13,874,000)            (13,874,000)
  Receivable from issuance of common stock and warrants                            (375,000)               (375,000)
                                                                         -------------------    --------------------
  Total stockholders' equity                                                     22,759,000              22,791,000
                                                                         -------------------    --------------------
                                                                                $25,956,000             $27,847,000
                                                                         ===================    ====================

See accompanying notes to the unaudited condensed consolidated financial statements

                                      REFAC
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                          SIX MONTHS                        THREE MONTHS
                                                                        ENDED JUNE 30,                     ENDED JUNE 30,
                                                            ------------------------------------------------------------------------
                                                                   2000              1999             2000              1999
                                                            ------------------------------------------------------------------------
Revenues
  Licensing-related activities                                       $2,040,000       $1,929,000         $978,000          $965,000
  Creative consulting fees                                            3,602,000        1,326,000        1,752,000           545,000
  Consumer product sales                                                712,000           -                 5,000            -
  Realized gains and dividends
    on licensing-related securities                                   2,606,000        3,257,000        1,296,000         1,680,000
  Dividend and interest income                                          245,000          190,000          111,000            97,000
                                                            ------------------------------------------------------------------------
Total Revenues                                                        9,205,000        6,702,000        4,142,000         3,287,000
                                                            ------------------------------------------------------------------------

Costs and Expenses
  Licensing-related activities                                          781,000        1,052,000          348,000           529,000
  Creative consulting expenses                                        2,265,000        1,228,000        1,069,000           565,000
  Consumer product sales costs                                          476,000        -                    2,000        -
  Selling, general and administrative expenses                        2,959,000        1,675,000        1,365,000           940,000
                                                            ------------------------------------------------------------------------
Total costs and expenses                                              6,481,000        3,955,000        2,784,000         2,034,000
                                                            ------------------------------------------------------------------------


Income before provision for taxes on income                           2,724,000        2,747,000        1,358,000         1,253,000
  Provision for taxes on income                                         898,000          875,000          451,000           389,000
                                                            ------------------------------------------------------------------------
Net income                                                           $1,826,000       $1,872,000         $907,000          $864,000
                                                            ========================================================================

                                                            ------------------------------------------------------------------------
Diluted earnings per share                                                $0.48            $0.49            $0.24             $0.23
                                                            ========================================================================

Basic earnings per share                                                  $0.48            $0.49            $0.24             $0.23
                                                            ========================================================================

                                                            ------------------------------------------------------------------------
Diluted weighted average shares outstanding                           3,799,961        3,811,865        3,795,261         3,807,202
                                                            ========================================================================

                                                            ------------------------------------------------------------------------
Basic weighted average shares outstanding                             3,795,261        3,795,261        3,795,261         3,795,261
                                                            ========================================================================


See accompanying notes to the unaudited condensed consolidated financial statements

                                      REFAC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                 ---------------------------------------
                                                                                          2000               1999
                                                                                 ---------------------------------------
Cash Flows from Operating Activities
     Net income                                                                           $1,826,000         $1,872,000
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                                       380,000            222,000
         Realized gains on sale of licensing-related securities                           (2,466,000)        (3,044,000)
         Deferred income taxes                                                              (223,000)          (177,000)
         (Increase) decrease in assets:
            Royalties receivable                                                              87,000           (189,000)
            Accounts receivable                                                             (486,000)           279,000
            Prepaid expenses                                                                (111,000)          (188,000)
            Other assets                                                                     (61,000)           122,000
            Inventory                                                                       (449,000)       --
            Other                                                                              3,000        --
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                                            (45,000)            12,000
            Amounts payable under service agreements                                          84,000            (39,000)
            Income taxes payable                                                            (716,000)           119,000
                                                                                 ---------------------------------------
Net cash used in operating activities                                                     (2,177,000)        (1,011,000)
                                                                                 ---------------------------------------

Cash Flows from Investing Activities
     Proceeds from sales of investments being held to maturity                             1,000,000          1,043,000
     Proceeds from sales of licensing-related securities                                   2,742,000          3,288,000
     Purchase of investments being held to maturity                                         (394,000)        (1,000,000)
     Purchase of property and equipment                                                     (569,000)        (1,700,000)
                                                                                 ---------------------------------------
Net cash provided by investing activities                                                  2,779,000          1,631,000
                                                                                 ---------------------------------------

Net increase in cash and cash equivalents                                                    602,000            620,000

Cash and cash equivalents at beginning of period                                           5,158,000          2,973,000
                                                                                 ---------------------------------------
Cash and cash equivalents at end of period                                                $5,760,000         $3,593,000
                                                                                 =======================================


See accompanying notes to the unaudited condensed consolidated financial statements

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of Refac (the "Company") at June 30, 2000 and December 31, 1999, and the results of its operations, its cash flows and comprehensive income for the six month interim period presented.

     The accounting policies followed by the Company are set forth in Note l to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which is incorporated herein by reference.

     2. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

     3. The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations.


                                                           Six Months Ended                 Three Months Ended
                                                               June 30,                          June 30,
-------------------------------------------------- --------------------------------- ---------------------------------
                   Description                           2000             1999            2000              1999
-------------------------------------------------- ---------------- ---------------- ---------------  ----------------
Basic shares                                            3,795,261        3,795,261       3,795,261         3,795,261
Dilution: Stock Options and Warrants                        4,700           16,604              --            11,941
Diluted Shares                                          3,799,961        3,811,865       3,795,261         3,807,202
Income available to common shareholders                $1,826,000       $1,872,000        $907,000          $864,000
Basic earnings per share                                    $0.48            $0.49           $0.24             $0.23
Diluted earnings per share                                  $0.48            $0.49           $0.24             $0.23


     4. During the six months ended June 30, 1999, the Company operated principally in two industry segments - - - "Licensing of Intellectual Property Rights" and "Creative Consulting Services". In September 1999, the formed Refac Consumer Products, Inc. for the purchase and manufacture of consumer products and now operates in three industry segments.

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies (See Note 1 of the 1999 Annual Report). Segment profit or loss is based on profit or loss from operations before the provision or benefit for income taxes. The reportable segments are distinct business units operating in different industries and are separately managed. As of June 30, 2000, the Company has allocated dividend and interest income

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

to each segment. The prior period presentations have been reclassified to conform to the current period presentation.

     The following information about the business segments are for the six month period ended June 30, 2000.

                                                                       Manufacture
                                                                             and
                                Licensing of          Creative        Marketing of
                                Intellectual         Consulting         Consumer
       Description            Property Rights         Services          Products             Total
-------------------------- ---------------------- ---------------- ------------------- ------------------
Total revenues                      $4,684,000       $3,777,000            $744,000         $9,205,000
Segment profit (loss)               $3,051,000         $220,000          ($547,000)         $2,724,000
Segment assets                     $14,575,000      $10,359,000          $1,022,000        $25,956,000

     The following information about the business segments are for the six month period ended June 30, 1999.


                                                                       Manufacture
                                Licensing of          Creative        and Marketing
                                Intellectual         Consulting        of Consumer
       Description            Property Rights         Services          Products*             Total
-------------------------- ---------------------- ---------------- -------------------  -----------------
Total revenues                    $5,376,000         $1,326,000            N/A              $6,702,000
Segment profit (loss)             $3,371,000          ($624,000)           N/A              $2,747,000
Segment assets                   $22,169,000         $7,431,000            N/A             $29,600,000


* Segment commenced in September 1999.

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The following information about the business segments are for the three month period ended June 30, 2000.


                                                                       Manufacture
                                                                           and
                                Licensing of          Creative        Marketing of
                                Intellectual         Consulting         Consumer
       Description            Property Rights         Services          Products             Total
-------------------------- ---------------------- ---------------- ------------------- -----------------
Total revenues                    $2,292,000         $1,831,000          $19,000          $4,142,000
Segment profit (loss)             $1,502,000           $222,000        ($366,000)         $1,358,000


     The following information about the business segments are for the three month period ended June 30, 1999.


                                                                       Manufacture
                                Licensing of          Creative        and Marketing
                                Intellectual         Consulting        of Consumer
       Description            Property Rights         Services         Products *            Total
-------------------------- ---------------------- ---------------- -------------------  ----------------
Total revenues                   $2,742,000           $545,000             N/A             $3,287,000
Segment profit (loss)            $1,712,000         ($459,000)             N/A             $1,253,000


* Segment commenced in September 1999.


     A reconciliation of combined segment profit to consolidated net income is as follows:


                                             Six Months End         Six Months Ended
              Description                    June 30, 2000           June 30, 1999
---------------------------------------  ---------------------- ------------------------
Total profit for reportable segments            $2,724,000               $2,747,000
Income tax expense                               (898,000)                (875,000)
Net income                                      $1,826,000               $1,872,000

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                              Three Months            Three Months
                                              End June 30,           Ended June 30,
              Description                         2000                    1999
---------------------------------------  ---------------------- ------------------------
Total profit for reportable segments           $1,358,000               $1,253,000
Income tax expense                              (451,000)                (389,000)
Net income                                       $907,000                 $864,000

     5. Comprehensive income consists of net income or loss for the current period as well as income, expenses, gains, and losses arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company's licensing-related securities, net of taxes and foreign currency translation adjustments.

         The components of comprehensive income (loss), net of related tax, for the six months ended June 30, 2000 are as follows:


                            Description                                    2000
------------------------------------------------------------------- ------------------
Net income                                                                  $1,826,000
Less: Comprehensive losses, net of tax
Unrealized holding losses arising during the period on licensing-
related securities                                                           (231,000)
Reclassification adjustment for gain included currently in net
income                                                                    ($1,627,000)
Comprehensive loss                                                           ($32,000)

         The components of accumulated other comprehensive income, net of related tax, at June 30, 2000, consist of unrealized gains on licensing-related securities, net of tax, and amounted to $2,354,000.

     6. At June 30, 2000, the Company had open letters of credit to purchase goods for $762,000.

     7. On December 31, 1995, an action was commenced in the United States District Court for the Eastern District of New Jersey against the Company by the executrix of the estate of a former officer of the Company for compensation allegedly due the deceased officer under an employment arrangement. The Company believes that the claim is without any merit.

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         On December 20, 1999, a claim was brought against the Company, as a nominal defendant, and certain of its directors in the Supreme Court of the State of New York, New York County, by a shareholder alleging claims against the Company and certain members of the Company's Board of Directors for breach of fiduciary duty and waste arising out of a Stock Repurchase Agreement and a Retirement Agreement entered into between the Company and its then Chairman and Chief Executive Officer, Eugene Lang. On February 29, 2000, the Company, together with all other defendants, filed a motion to dismiss the Complaint in its entirety on the grounds that plaintiff's claims are time barred by the statute of limitations and that the Complaint fails to state a claim upon which relief may be granted. The defendants' motion to dismiss has been fully briefed and the parties are awaiting a decision on the motion or instructions from the court regarding oral argument. The Company believes that the claims against the Company and its directors are without merit.

         8. Certain prior period amounts have been reclassified to conform to the current period presentation.

         9. Inventories are stated at the lower of cost or market; cost is determined using the first-in, first out method. Inventory consists of finished goods for $154,000 and raw materials for $295,000.

         10. Effect of Recently Issued Accounting Pronouncements. Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all entities to recognize all derivative instruments on their balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that my be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. This standard is not expected to have a material effect on the Company's financial statements.

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         REVENUES for the six months ended June 30, 2000 were $9,205,000 as compared to $6,702,000 for the comparable period in 1999. The increase of $2,503,000, or 37%, is principally due to increases in revenues from creative consulting services ($2,276,000), licensing-related activities ($111,000), sales of consumer products ($712,000) and dividend and interest income ($55,000) offset by a decrease of $651,000 in gains on the sale of licensing-related securities and dividends.

         Revenues for the three months ended June 30, 2000 were $4,142,000 as compared to $3,287,000 for the comparable period in 1999. The increase of $855,000, or 26% is principally due to increases in revenues from creative consulting services ($1,207,000), licensing-related activities ($13,000), sales of consumer products ($5,000) and dividend and interest income ($14,000) offset by a decrease of $384,000 in gains on the sale of licensing-related securities and dividends.

         Revenues for the six and three months are summarized as follows:

                                                                        For the Six          For the Three
                                                                       Months Ended           Months Ended
                                                                          June 30,              June 30,

                         Description                                 2000         1999       2000       1999
                         -----------                                 ----         ----       ----       ----
Revenues from licensing-related activities                             22%          29%        24%        29%
Realized gains on sales and dividends from licensing-                  28%          49%        31%        51%
related securities
Creative consulting services                                           39%          20%        42%        17%
Consumer product sales (commenced in September, 1999)                   8%           0%         0%         0%
Dividends and interest                                                  3%           2%         3%         3%
Total                                                                 100%         100%       100%       100%

         Revenues from Licensing-Related Activities consist of recurring royalty payments for the use of licensed patents and trademarks, non-recurring, lump sum license payments, agency fees and service fees. Recurring patent licensing income and trademark agency fees increased $354,000, or 25%, for the six months ended June 30, 2000 as compared to the same period of 1999. The increase of recurring patent licensing income and trademark agency fees for the six months ended June 30, 2000 is attributable to the increase in (i) trademark agency fees of $224,000 and (ii) patent licensing

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

income of $183,000 offset by (iii) a decrease in patent enforcement fees of $53,000. Revenues from non-recurring agreements vary from period to period depending upon the nature of the licensing programs pursued for various technologies in a particular year and the timing of successful completion of licensing agreements. Non-recurring license fees decreased by $243,000 for the six months ended June 30, 2000 as compared to the same period of 1999.

         Recurring patent licensing income and trademark agency fees increased $109,000 for the three months ended June 30, 2000 as compared to the same period of 1999. The increase of recurring patent licensing income and trademark agency fees for the three months ended June 30, 2000 is attributable to the increase in
(i) trademark agency fees of $26,000 and (ii) patent licensing income of $111,000 offset by (iii) a decrease in patent enforcement fees of $28,000. Revenues from non-recurring agreements vary from period to period depending upon the nature of the licensing programs pursued for various technologies in a particular year and the timing of successful completion of licensing agreements. Non-recurring license fees decreased by $96,000 for the three months ended June 30, 2000 as compared as compared to the same period of 1999.

         Expenses from Licensing-Related Activities consist principally of amounts paid to licensors at contractually stipulated percentages of the Company's specific licensing revenues and, in addition, includes expenses related to the investigation, marketing, administration, enforcement, maintenance and prosecution of patents, trademarks and license rights. Licensing-related expenses decreased by $271,000 for the six months ended June 30, 2000, as compared to the same period of 1999. As a percentage of licensing revenues, these expenses were 38% and 55% for the six months ended June 30, 2000 and 1999, respectively. The decrease is principally due to a recoupment of expenses associated with one of the Company's patent licensing projects.

         Licensing-related expenses decreased $181,000 for the three months ended June 30, 2000, as compared to the same period of 1999. As a percentage of licensing revenues, these expenses were 36% and 55% for the three months ended June 30, 2000 and 1999, respectively. The decrease is principally due to a recoupment of expenses associated with one of the Company's patent licensing projects.

         Income from Licensing-Related Securities consist of gains on sales and dividends received on securities acquired by the Company in connection with its licensing activities. As of June 30, 2000, licensing-related securities consisted of 175,000 shares of KeyCorp common stock. The Company intends to sell an additional 100,000 of such shares during the remaining six months of 2000, and as of June 30, 2000, held two successive quarterly put options (at $27.4262 per share) and had sold two successive quarterly call options (at prices ranging from $38.7015 to $39.3720 per share), each of which covers 50,000 shares.

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Creative Consulting Services
----------------------------

         Creative Consulting Fees consist of product development and graphic design services. Total creative consulting fees increased by $2,276,000 for the six months ended June 30, 2000 versus the comparable period in 1999. This increase includes $1,127,000 in graphic design fees billed by Refac David Morris Creative, which the Company acquired in November 1999.

         Total creative consulting fees increased by $1,207,000 for the three months ended June 30, 2000 versus the comparable period in 1999. This percentage decrease increase includes $516,000 in graphic design fees billed by Refac David Morris Creative, which the Company acquired in November, 1999.

         Expenses increased by $1,037,000 for the six month period ended June 30, 2000, as compared to 1999. This increase is principally due to the inclusion of the expenses incurred by Refac David Morris Creative, which was acquired in November 1999. As a percentage of creative consulting fees, the cost of providing such services were 63% and 93% for the six months ended June 30, 2000 and 1999, respectively.

         Expenses increased by $504,000 for the three month period ended June 30, 2000, as compared to 1999. This increase is principally due to the inclusion of the expenses incurred by Refac David Morris Creative, which was acquired in November 1999. As a percentage of creative consulting fees, the cost of providing such services were 61% and 104% for the six months ended June 30, 2000 and 1999, respectively.

Manufacturing and Marketing of Consumer Products
------------------------------------------------

         The Company formed Refac Consumer Products, Inc. ("RCP") in September 1999. Sales of $712,000 during the six months ended June 30, 2000 principally consist of sales of imported consumer electronics sourced by RCP for a retailer. RCP introduced its proprietary product line at the 2000 International Consumer Electronics Show in Las Vegas, Nevada. Due to delays that the Company has experienced in manufacturing these products, it expects only nominal sales in 2000.

         Selling, General and Administrative Expenses increased by $1,284,000 in the six month period ended June 30, 2000 as compared to the previous year. The increase is principally attributable to RCP ($463,000), the acquisition of Refac David Morris Creative ($79,000), salaries ($378,000), rent ($145,000) and professional fees ($104,000).

         Income Tax Provision. The Company's income tax provision of $898,000 for the six months ended June 30, 2000 reflects an effective tax rate of 34% (the Federal statutory corporate

                                     REFAC
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

income tax rate), reduced by the statutory dividends received exclusion to arrive at a net effective tax rate of 33%. The net effective tax rate for the six months ended June 30, 1999 was 32%.

         Inflation. The Company's income from licensing operations has not in the past been materially affected by inflation. Likewise, while currency fluctuations can influence licensing-related revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash, cash equivalents, corporate bonds and U.S. Treasury Notes decreased $4,000 from $8,489,000 at December 31, 1999 to $8,485,000 at June 30,
2000. The Company believes its liquidity position is adequate to meet all current and projected financial needs.

         As of June 30, 2000, the Company had open letters of credit to purchase goods for $762,000.

         The Company has commitments under leases covering its facilities and under a Retirement Agreement with its founder and former Chief Executive Officer (which has been provided for in the financial statements).

FORWARD LOOKING STATEMENTS
--------------------------

         Statements about the Company's future expectations and all other statements in this document other than historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933,
Section 21E of the Securities Exchange Act of 1934, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the "forward-looking statements" contained herein be subject to the above-mentioned statutory safe harbors. Since these statements involve risk and uncertainties and are subject to change at any time, and the Company's actual results could therefore differ materially from expected or inferred results.

Part II.  Other Information

Item 6.   Exhibit and Reports on Form 8-K
-----------------------------------------

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


                                         REFAC



August 11, 2000                           /s/  Robert L. Tuchman
                                         -----------------------------------
                                         Robert L. Tuchman, President and
                                         Chief Executive Officer



August 11, 2000                           /s/  David Capodanno
                                         -----------------------------------
                                         David Capodanno, Controller
                                         (Principal Financial Officer)

                                  EXHIBIT INDEX



Exhibit                                                                     Page
  No.                                                                       No.
-------                                                                     ---


  27 Note 1 to the Company's Consolidated financial statements contained in the Company's Annual
           Report on Form 10-K for the fiscal year ended
           December 31, 1999 is incorporated herein by reference.