Form 10-Q
period 2000-09-30
REFAC
filed 2000-11-14
CIK 82788

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    --------------------------------------


                   For the Quarter Ended September 30, 2000

                         Commission File Number 0-7704


                                     REFAC
                                     -----
            (Exact name of registrant as specified in its charter)

                      Delaware                        13-1681234
          -------------------------------           -----------------
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


     The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of November 14, 2000 was 3,795,261.

                                     REFAC



                                     INDEX
                                     -----


                                                                      Page
                                                                      ----

Part I.  Financial Information

Condensed Consolidated Balance Sheets
 September 30, 2000 (unaudited) and December 31, 1999                  3


Condensed Consolidated Statements of Operations
 Nine and three months ended September 30, 2000 and 1999 (unaudited)   4


Condensed Consolidated Statements of Cash Flows
 Nine months ended September 30, 2000 and 1999 (unaudited)             5


Notes to Condensed Consolidated Financial Statements (unaudited)       6-10


Management's Discussion and Analysis of Financial
 Conditions and Results of Operations                                  11-14


Part II.  Other Information                                            15-16

                                REFAC
                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              SEPTEMBER 30,             DECEMBER 31,
                                                                                  2000                     1999
                                                                         ---------------------    ---------------------
                                                                              (UNAUDITED)
ASSETS
Current Assets
  Cash  and cash equivalents                                                       $3,394,000               $5,158,000
  Due from broker                                                                   1,313,000                  -
  Royalties receivable                                                              1,259,000                1,153,000
  Accounts receivable, net                                                          1,517,000                1,425,000
  Prepaid expenses                                                                    655,000                  521,000
  Inventory                                                                           151,000                  -
                                                                         ---------------------    ---------------------
  Total current assets                                                              8,289,000                8,257,000
                                                                         ---------------------    ---------------------

Property and equipment, net                                                         2,549,000                2,232,000
Licensing-related securities                                                        3,339,000                7,145,000
Investments being held to maturity                                                  5,033,000                3,331,000
Other assets                                                                          554,000                  583,000
Goodwill, net                                                                       6,102,000                6,299,000
                                                                         ---------------------    ---------------------
                                                                                  $25,866,000              $27,847,000
                                                                         =====================    =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                                   $262,000                 $674,000
  Accrued expenses                                                                    416,000                  439,000
  Amounts payable under service agreements                                            608,000                  417,000
  Income taxes payable                                                                145,000                  716,000
                                                                         ---------------------    ---------------------
  Total current liabilities                                                         1,431,000                2,246,000
                                                                         ---------------------    ---------------------

Deferred income taxes                                                                 815,000                2,365,000
Other liabilities-deferred compensation                                               421,000                  445,000

Stockholders' Equity
  Common stock, $.10 par value                                                        545,000                  545,000
  Additional paid-in capital                                                        9,984,000                9,984,000
  Retained earnings                                                                24,944,000               22,299,000
  Accumulated other comprehensive income                                            1,975,000                4,212,000
  Treasury stock, at cost                                                         (13,874,000)             (13,874,000)
  Receivable from issuance of common stock and warrants                              (375,000)                (375,000)
                                                                         ---------------------    ---------------------
  Total stockholders' equity                                                       23,199,000               22,791,000
                                                                         ---------------------    ---------------------
                                                                                  $25,866,000              $27,847,000
                                                                         =====================    =====================


See accompanying notes to the unaudited condensed consolidated financial Statements

                                     REFAC
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                    NINE MONTHS
                                                                                ENDED SEPTEMBER 30,
                                                            -------------------------------------------------------
                                                                            2000                    1999
                                                            -------------------------------------------------------

Revenues
  Licensing-related activities                                            $2,954,000              $2,967,000
  Creative consulting fees                                                 5,100,000               2,103,000
  Consumer product sales                                                     736,000                  19,000
  Realized gains and dividends
    on licensing-related securities                                        3,801,000               4,693,000
  Dividend and interest income                                               350,000                 266,000
                                                            -------------------------------------------------------
Total Revenues                                                            12,941,000              10,048,000
                                                            -------------------------------------------------------

Costs and Expenses
  Licensing-related activities                                             1,027,000               1,559,000
  Creative consulting expenses                                             3,105,000               1,768,000
  Consumer product sales costs                                               493,000                  12,000
  Selling, general and administrative expenses                             4,509,000               2,666,000
                                                            -------------------------------------------------------
Total costs and expenses                                                   9,134,000               6,005,000
                                                            -------------------------------------------------------


Income before provision for taxes on income                                3,807,000               4,043,000
  Provision for taxes on income                                            1,162,000               1,288,000
                                                            -------------------------------------------------------
Net income                                                                $2,645,000              $2,755,000
                                                            =======================================================

                                                            -------------------------------------------------------
Diluted earnings per share                                                     $0.70                   $0.72
                                                            =======================================================

Basic earnings per share                                                       $0.70                   $0.73
                                                            =======================================================

                                                            -------------------------------------------------------
Diluted weighted average shares outstanding                                3,798,394               3,805,602
                                                            =======================================================

                                                            -------------------------------------------------------
Basic weighted average shares outstanding                                  3,795,261               3,795,261
                                                            =======================================================


                                                                                     THREE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                            -------------------------------------------------------
                                                                           2000                    1999
                                                            -------------------------------------------------------


Revenues
  Licensing-related activities                                            $ 914,000              $1,038,000
  Creative consulting fees                                                1,498,000                 776,000
  Consumer product sales                                                     24,000                  19,000
  Realized gains and dividends
    on licensing-related securities                                       1,195,000               1,435,000
  Dividend and interest income                                              105,000                  94,000
                                                            -------------------------------------------------------
Total Revenues                                                            3,736,000               3,362,000
                                                            -------------------------------------------------------

Costs and Expenses
  Licensing-related activities                                              246,000                 507,000
  Creative consulting expenses                                              840,000                 557,000
  Consumer product sales costs                                               17,000                  12,000
  Selling, general and administrative expenses                            1,550,000                 990,000
                                                            -------------------------------------------------------
Total costs and expenses                                                  2,653,000               2,066,000
                                                            -------------------------------------------------------


Income before provision for taxes on income                               1,083,000               1,296,000
  Provision for taxes on income                                             264,000                 413,000
                                                            -------------------------------------------------------
Net income                                                                 $819,000                $883,000
                                                            =======================================================

                                                            -------------------------------------------------------
Diluted earnings per share                                                    $0.22                   $0.23
                                                            =======================================================

Basic earnings per share                                                      $0.22                   $0.23
                                                            =======================================================

                                                            -------------------------------------------------------
Diluted weighted average shares outstanding                               3,795,261               3,795,261
                                                            =======================================================

                                                            -------------------------------------------------------
Basic weighted average shares outstanding                                 3,795,261               3,795,261
                                                            =======================================================

See accompanying notes to the unaudited  condensed consolidated financial statements

                                      REFAC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                 ---------------------------------------
                                                                                        2000               1999
                                                                                 ---------------------------------------
Cash Flows from Operating Activities
     Net income                                                                           $2,645,000         $2,755,000
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                                       597,000            383,000
         Realized gains on sale of licensing-related securities                           (3,612,000)        (4,381,000)
         Deferred compensation                                                               (24,000)          --
         Deferred income taxes                                                              (395,000)          --
         (Increase) decrease in assets:
            Royalties receivable                                                            (106,000)          (274,000)
            Due from broker                                                               (1,313,000)           --
            Accounts receivable                                                              (92,000)           (43,000)
            Prepaid expenses                                                                (134,000)          (238,000)
            Other assets                                                                     (58,000)           --
            Inventory                                                                       (151,000)          (281,000)
            Other                                                                             70,000            252,000
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                                           (435,000)            11,000
            Amounts payable under service agreements                                         191,000            120,000
            Deferred revenue                                                                 --                 (91,000)
            Income taxes payable                                                            (571,000)           426,000
                                                                                 ---------------------------------------
Net cash used in operating activities                                                     (3,388,000)        (1,361,000)
                                                                                 ---------------------------------------

Cash Flows from Investing Activities
     Proceeds from sales of investments being held to maturity                             1,783,000          1,762,000
     Proceeds from sales of licensing-related securities                                   4,026,000          4,810,000
     Purchase of investments being held to maturity                                       (3,485,000)        (1,000,000)
     Purchase of property and equipment                                                     (700,000)        (1,700,000)
                                                                                 ---------------------------------------
Net cash provided by investing activities                                                  1,624,000          3,872,000
                                                                                 ---------------------------------------

Net increase in cash and cash equivalents                                                 (1,764,000)         2,511,000

Cash and cash equivalents at beginning of period                                           5,158,000          2,973,000
                                                                                 ---------------------------------------
Cash and cash equivalents at end of period                                                $3,394,000         $5,484,000
                                                                                 =======================================


See accompanying notes to the unaudited condensed consolidated financial statements

                                     REFAC
              NOTES TO CONDENSED COSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of Refac (the "Company") at September 30, 2000 and December 31, 1999, and the results of its operations, its cash flows and comprehensive income for the nine month interim period presented.

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

                                            Nine Months Ended           Three Months Ended
                                              September 30,               September 30,
-------------------------------------------------------------------------------------------------
Description                                   2000        1999           2000          1999
-------------------------------------------------------------------------------------------------
Basic shares                               3,795,261   3,795,261       3,795,261     3,795,261
-------------------------------------------------------------------------------------------------
Dilution: Stock Options and Warrants           3,133      10,341           -              -
-------------------------------------------------------------------------------------------------
Diluted Shares                             3,798,394   3,805,602       3,795,261     3,795,261
-------------------------------------------------------------------------------------------------
Income available to common shareholders   $2,645,000  $2,755,000      $  819,000    $  883,000
-------------------------------------------------------------------------------------------------
Basic earnings per share                   $    0.70   $    0.73      $     0.22    $     0.23
-------------------------------------------------------------------------------------------------
Diluted earnings per share                 $   0.70    $    0.72      $     0.22    $     0.23
--------------------------------------------------------------------------------------------------


  4. During the nine months ended September 30, 1999, the Company operated principally in two industry segments - - - "Licensing of Intellectual Property Rights" and "Creative Consulting Services". In September 1999, the Company formed Refac Consumer Products, Inc. for the purchase and manufacture of consumer products and now operates in three industry segments.

          The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies (See Note 1 of the 1999 Annual Report). Segment profit or loss is based on profit or loss from operations before the provision or benefit for income taxes. The reportable segments are distinct business units operating in different industries and are separately managed. As of September 30, 2000, the Company has allocated dividend and interest income to each segment. The prior period presentations have been reclassified to conform to the

                                    REFAC
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

current period presentation.

          The following information about the business segments is for the nine month period ended September 30, 2000.


                                           Manufacture
                                           Licensing of      Creative     and Marketing
                                           Intellectual     Consulting     of Consumer
      Description                        Property Rights     Services       Products       Total
--------------------------------------------------------------------------------------------------
Total revenues                              $ 7,010,000  $ 5,180,000     $    751,000   $12,941,000
---------------------------------------------------------------------------------------------------
Segment profit (loss), before taxes         $ 5,095,000    ($271,000)     ($1,017,000)  $ 3,807,000
---------------------------------------------------------------------------------------------------
Segment assets                              $14,392,000  $10,147,000     $  1,327,000   $25,866,000
---------------------------------------------------------------------------------------------------

        The following information about the business segments is for the nine month period ended September 30, 1999.

                                                                           Manufacture
                                           Licensing of      Creative     and Marketing
                                           Intellectual     Consulting     of Consumer
             Description                  Property Rights    Services       Products       Total
--------------------------------------------------------------------------------------------------
Total revenues                              $ 7,701,000   $2,293,000       $  54,000   $10,048,000
--------------------------------------------------------------------------------------------------
Segment profit (loss), before taxes         $ 4,932,000    ($859,000)       ($30,000)  $ 4,043,000
--------------------------------------------------------------------------------------------------
Segment assets                              $20,235,000   $7,434,000         775,000   $28,444,000
--------------------------------------------------------------------------------------------------

        The following information about the business segments are for the three month period ended September 30, 2000.

                                                                           Manufacture
                                           Licensing of      Creative     and Marketing
                                           Intellectual     Consulting     of Consumer
        Description                       Property Rights    Services       Products       Total
--------------------------------------------------------------------------------------------------
Total revenues                               $2,326,000   $1,403,000       $    7,000   $3,736,000
--------------------------------------------------------------------------------------------------
Segment profit (loss), before taxes          $2,044,000    ($491,000)       ($470,000)  $1,083,000
--------------------------------------------------------------------------------------------------

        The following information about the business segments are for the three month period ended September 30, 1999.

                                    REFAC
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                                                           Manufacture
                                           Licensing of      Creative     and Marketing
                                           Intellectual     Consulting     of Consumer
        Description                       Property Rights    Services       Products*     Total
--------------------------------------------------------------------------------------------------
Total revenues                               $2,500,000      $843,000        $19,000   $3,362,000
--------------------------------------------------------------------------------------------------
Segment profit (loss), before taxes          $1,562,000     ($235,000)      ($31,000)  $1,296,000
--------------------------------------------------------------------------------------------------

          * Segment commenced in September 1999.


  5. Comprehensive income consists of net income or loss for the current period as well as income, expenses, gains, and losses arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company's licensing-related securities, net of taxes and foreign currency translation adjustments.

        The components of comprehensive income (loss), net of related tax, for the nine months ended September 30, 2000 are as follows:


                        Description                                      2000
--------------------------------------------------------------------------------
Net income                                                          $  2,645,000
--------------------------------------------------------------------------------
Less: Comprehensive losses, net of tax
--------------------------------------------------------------------------------
Unrealized holding gains arising during the period on licensing-
 related securities                                                      260,000
--------------------------------------------------------------------------------
Reclassification adjustment for gain included currently in net
 income                                                              ($2,497,000)
--------------------------------------------------------------------------------
Comprehensive income                                                $    408,000
--------------------------------------------------------------------------------

        The components of accumulated other comprehensive income, net of related tax, at September 30, 2000, consist of unrealized gains on licensing-related securities, net of tax, and amounted to $1,975,000.

     6. At September 30, 2000, the Company had open letters of credit to purchase goods for $35,000.

     7. On December 31, 1995, an action was commenced in the United States District Court for the Eastern District of New Jersey against the Company by the executrix of the estate of a former officer of the Company for compensation allegedly due the deceased officer under an employment arrangement. The time within which the claimant had to file a Notice of Appeal with respect to the

                                     REFAC
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


summary judgment granted in favor of the Company expired during the quarter.

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

        9. Inventories are stated at the lower of cost or market; cost is determined using the first-in, first out method. Inventory consists of finished goods for $140,000 and raw materials for $11,000.

        10. Effect of Recently Issued Accounting Pronouncements. Accounting for Derivative Instruments and Hedging Activities. In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all entities to recognize all derivative instruments on their balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that my be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. This standard is not expected to have a material effect on the Company's financial statements.

                                    REFAC
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

     REVENUES for the nine months ended September 30, 2000 were $12,941,000 as compared to $10,048,000 for the comparable period in 1999. The increase of $2,893,000, or 29%, is principally due to increases in revenues from creative consulting services ($2,997,000), sales of consumer products ($717,000) and dividend and interest income ($84,000), offset by a decrease of $13,000 in licensing-related activities and by a decrease of $892,000 in gains on the sale of licensing-related securities and dividends.

     Revenues for the three months ended September 30, 2000 were $3,736,000 as compared to $3,362,000 for the comparable period in 1999. The increase of $374,000, or 11%, is principally due to increases in revenues from creative consulting services ($722,000), sales of consumer products ($5,000) and dividend and interest income ($11,000) offset by a decrease in licensing-related activities $124,000, and by a decrease of $240,000 in gains on the sale of licensing-related securities and dividends.

     Revenues for the nine and three months are summarized as follows:


                                                      For the Nine    For the Three
                                                      Months Ended    Months Ended
                                                      September 30,    September30,
-----------------------------------------------------------------------------------
Description                                            2000   1999      2000   1999
-----------------------------------------------------------------------------------
Revenues from licensing-related activities              23%    30%      24%    31%
-----------------------------------------------------------------------------------
Creative consulting services                            39%    21%      40%    23%
-----------------------------------------------------------------------------------
Consumer product sales (commenced in September, 1999)    6%     0%       1%     1%
-----------------------------------------------------------------------------------
Realized gains on sales and dividends from licensing-
 related securities                                     29%    47%      32%    42%
-----------------------------------------------------------------------------------
Dividends and interest                                   3%     2%       3%     3%
-----------------------------------------------------------------------------------
Total                                                  100%   100%      100%   100%
-----------------------------------------------------------------------------------

Licensing of Intellectual Property Rights
-----------------------------------------

     Revenues from Licensing-Related Activities consist of recurring royalty payments for the use of licensed patents and trademarks, non-recurring, lump sum license payments, agency fees and service fees. Recurring patent licensing income and trademark agency fees increased $416,000, or 18%, for the nine months ended September 30, 2000 as compared to the same period of 1999. The

                                    REFAC
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


increase of recurring patent licensing income and trademark agency fees for the nine months ended September 30, 2000 is attributable to the increase in (i) trademark agency fees of $218,000 and (ii) patent licensing income of $236,000 offset by (iii) a decrease in patent enforcement fees of $38,000. Revenues from non-recurring agreements vary from period to period depending upon the nature of the licensing programs pursued for various technologies in a particular year and the timing of successful completion of licensing agreements. Non-recurring license fees decreased by $414,000 for the nine months ended September 30, 2000 as compared to the same period of 1999.

          Recurring patent licensing income and trademark agency fees increased $62,000 for the three months ended September 30, 2000 as compared to the same period of 1999. The increase of recurring patent licensing income and trademark agency fees for the three months ended September 30, 2000 is attributable to the increase (i) in patent licensing income of $53,000 and (ii) in patent enforcement fees of $15,000 offset by a decrease in (i) trademark agency fees of $6,000. Revenues from non-recurring agreements vary from period to period depending upon the nature of the licensing programs pursued for various technologies in a particular year and the timing of successful completion of licensing agreements. Non-recurring license fees decreased by $318,000 for the three months ended September 30, 2000 as compared as compared to the same period of 1999.

          Expenses from Licensing-Related Activities consist principally of amounts paid to licensors at contractually stipulated percentages of the Company's specific licensing revenues and, in addition, includes expenses related to the investigation, marketing, administration, enforcement, maintenance and prosecution of patents, trademarks and license rights. Licensing-related expenses decreased by $532,000 for the nine months ended September 30, 2000, as compared to the same period of 1999. As a percentage of licensing revenues, these expenses were 35% and 53% for the nine months ended September 30, 2000 and 1999, respectively. The decrease is principally due to a recoupment of expenses associated with one of the Company's patent licensing projects and an increase in the percentage of agency fees earned which are recorded net of expenses.

          Licensing-related expenses decreased $261,000 for the three months ended September 30, 2000, as compared to the same period of 1999. As a percentage of licensing revenues, these expenses were 27% and 49% for the three months ended September 30, 2000 and 1999, respectively. The decrease is principally due to a recoupment of expenses associated with one of the Company's patent licensing projects and an increase in the percentage of agency fees earned which are recorded net of expenses.

          Income from Licensing-Related Securities consist of gains on sales and dividends received on securities acquired by the Company in connection with its licensing activities. As of September 30, 2000, licensing-related securities consisted of 125,000 shares of KeyCorp common stock. The Company intends to sell an additional 50,000 of such shares during the remaining three months of 2000, and as of September 30, 2000, held two successive quarterly put options (at $27.4262 per share) and had sold two successive quarterly call options (at prices ranging from $38.7015 to

                                     REFAC
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


$39.3720 per share), each of which covers 50,000 shares.


Creative Consulting Services
----------------------------

          Creative Consulting Fees consist of product development and graphic design services. Total creative consulting fees increased by $2,997,000 for the nine months ended September 30, 2000 versus the comparable period in 1999. This increase includes $2,181,000 in graphic design fees billed by Refac David Morris Creative, which the Company acquired in November 1999.

          Total creative consulting fees increased by $722,000 for the three months ended September 30, 2000 versus the comparable period in 1999. This increase includes $761,000 in graphic design fees billed by Refac David Morris Creative, which the Company acquired in November 1999.

          Industrial design and engineering consulting services are provided by Refac Human Factors-ID, a division of the Company's wholly-owned subsidiary, Refac International, Ltd. ("RIL") which the Company acquired in November 1997, and graphic design consulting services are provided by Refac David Morris Creative, another division of RIL, which the Company acquired in November 1999. By the end of the year, the Company plans to consolidate the operations of these divisions and offer its creative services under the name RefacDesign.

          In addition to its traditional fee-for-service consulting, RefacDesign seeks opportunities, in appropriate situations, to share in the cost and risk of brand and product development in return for future royalties or venture equity. This is the basis upon which it is providing product development and graphic design services to its affiliate, Refac Consumer Products, Inc. ("RCP"). See "Manufacturing and Marketing of Consumer Products" below. Accordingly, while incurring the current expense of providing such services, RefacDesign will not derive any inter-company royalty revenues until RCP has sales from products covered by this arrangement. RIL is the owner of all of the intellectual property rights relating to the RCP product line that are not licensed from third parties.

          Expenses increased by $1,337,000 for the nine month period ended September 30, 2000, as compared to 1999. This increase is principally due to the inclusion of the expenses incurred by Refac David Morris Creative, which was
acquired in November 1999.   As a percentage of creative consulting fees, the
cost of providing such services were 61% and 84% for the nine months ended September 30, 2000 and 1999, respectively.

          Expenses increased by $283,000 for the three month period ended September 30, 2000, as compared to 1999. This increase is principally due to the inclusion of the expenses incurred by Refac David Morris Creative, which was
acquired in November 1999.   As a percentage of creative consulting fees, the
cost of providing such services were 56% and 72% for the nine months ended September 30, 2000 and 1999, respectively.

                                     REFAC
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Manufacturing and Marketing of Consumer Products
-------------------------------------------------

          The Company formed RCP in September 1999. Sales of $736,000 during the nine months ended September 30, 2000 principally consist of sales of imported consumer electronics sourced by RCP for a retailer. RCP introduced its proprietary product line at the 2000 International Consumer Electronics Show in Las Vegas, Nevada. Due to delays that the Company has experienced in manufacturing these products, it expects only nominal sales in 2000.

          RCP incurred losses of $547,000 during the six month period ended June 30, 2000 and $470,000 during the three months ended September 30, 2000. The increase in the rate of loss for the quarter ended September 30, 2000 was principally caused by the fact that RCP did not have any sales in the period to the retailer mentioned above and a loss which it incurred when a factory failed to deliver tooling and components for which it had advanced monies. Additionally, RCP is continuing to invest its resources in developing 10 new
MTV: Music Television/TM/ products to be brought to market during 2001.

          As mentioned above under "Creative Consulting Services", all of RCP's industrial design, engineering and graphic design services are provided for by RefacDesign, without current charge, in exchange for future royalties based upon
RCP's sales.   Accordingly, RCP has no current costs for  these services, but will incur future royalty expense based on actual product sales which utilize the creative work of RefacDesign.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased by $1,843,000 in the nine month period ended September 30, 2000 as compared to the previous year. The increase is principally attributable to RCP ($602,000), Refac David Morris Creative ($174,000), salaries ($584,000), rent ($345,000) and professional fees ($138,000).

          INCOME TAX PROVISION. The Company's income tax provision of $1,162,000 for the nine months ended September 30, 2000 reflects an effective tax rate of 34% (the Federal statutory corporate income tax rate), reduced by the statutory dividends received exclusion to arrive at a net effective tax rate of 31%. The net effective tax rate for the nine months ended September 30, 1999 was 32%.

          INFLATION. The Company's income from licensing operations has not in the past been materially affected by inflation. Likewise, while currency fluctuations can influence licensing-related revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          Cash, cash equivalents, corporate bonds and U.S. Treasury Notes decreased $62,000 from $8,489,000 at December 31, 1999 to $8,427,000 at
September 30, 2000. The Company believes its liquidity position is adequate to meet all current and projected financial needs.

          As of September 30, 2000, the Company had open letters of credit to purchase goods for $35,000.

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



                                    REFAC


November 14, 2000                   /s/  Robert L. Tuchman
                                    ---------------------------------
                                    Robert L. Tuchman, President and
                                    Chief Executive Officer


November 14, 2000                   /s/ Raymond A. Cardonne, Jr.
                                    ---------------------------------
                                    Raymond A. Cardonne, Jr., CFO
                                    (Principal Financial Officer)

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