Form 10-K405
period 2000-12-31
REFAC
filed 2001-03-30
CIK 82788

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   ---------------------------------------------------

                  For the Fiscal Year Ended December 31, 2000

                         Commission File Number 0-7704

                                     REFAC
                                     -----

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2001 was $9,488,153.

     The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of March 22, 2001 was 3,795,261.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

PART I      Item 1)      Annual Report to Stockholders of Refac for the year
PART II     Item 5)      ended December 31, 2000, except for the inside front
            Item 6)      and back cover and pages 2 through 12 thereof.
            Item 7)
            Item 8)

PART III    Item 10)      Definitive Proxy Statement of Refac in connection with
            Item 11)      the Annual Meeting of Stockholders to be held on May
            Item 12)      11, 2001.
            Item 13)


                                     PART I
                                     ------

Item 1. Business
----------------

General
-------

     Refac was incorporated in the State of Delaware in 1952 and is referred to herein as the "Company" or "Registrant". For almost 50 years, the Company has been a recognized international leader in intellectual property management. Today, it is a leading consulting firm with expertise in product development, graphic design and communications, and licensing. In addition to its fee for service consulting business, the Company constantly looks for opportunities to invest its creative services and licensing skills in new product development ventures that involve brands and/or technologies and have substantial long-term potential.

Intellectual Venture Capital
----------------------------

     The Company seeks opportunities to invest the industrial and graphic design services of RefacDesign and the licensing capabilities of Refac Licensing in new product development ventures involving brands and/or technologies. The Company refers to this activity as "Intellectual Venture Capital". In such instances, the Company shares in the cost and risk of brand and product development in return for future royalties or venture equity. An example of such an investment is its formation of Refac Consumer Products, Inc. ("RCP") and the acquisition of manufacturing and marketing licenses from MTV Consumer Products (electronic music products), Pennzoil(R) (automotive related products) and Volkswagen (New Beetle(TM) clock radio, sport radio and travel alarm clock). See "Manufacturing and Marketing of Consumer Products" below. Another example is the Company's development for OXO International of some of the OXO(R) Good Grips(R) housewares and, to date, all of the OXO Good Grips hand tools on a royalty basis.

Creative Design Consulting Services
-----------------------------------

     Through December 2000, the Company provided industrial design and engineering consulting services through Refac HumanFactors-ID (acquired November
1997) and graphic design consulting services through Refac David Morris Creative (acquired November 1999). Both Refac HumanFactors-ID and Refac David Morris Creative operated as divisions of the Company's wholly-owned subsidiary, Refac International, Ltd. ("RIL"). In January 2001, the Company consolidated the operations of these divisions and now offers its creative services under the name RefacDesign.

  Industrial Design
  -----------------

     RefacDesign offers a broad range of research, product design and engineering services to help it clients develop new products. It merges the disciplines of applied human factors, industrial design and engineering and is known for its expertise in designing and/or engineering (i) consumer products,
(ii) medical-surgical devices and (iii) medical and other industrial equipment.

  Graphic Design
  --------------

     RefacDesign also provides graphic design and communications for a wide variety of clients. Its array of graphic design services include brochures and collateral materials, brand and communications strategy, corporate identity, packaging and multimedia design.

     The following schedule sets forth the percentage of the Company's total revenues derived from Industrial Design and Graphic Design services:

                             Industrial   Graphic
                     Year      Design      Design
                     ----------------------------
                     2000            23%       15%
                     ----------------------------
                     1999            20%        3%
                     ----------------------------
                     1998            25%        0%
                     ----------------------------

         Competition.  The creative design consulting industry is highly
         -----------
fragmented, with a lack of dominant market leaders. Since the barriers to entry, including capital requirements, are relatively low, there are a large number of small regional firms. RefacDesign faces strong competition from other design firms and its ability to attract clients is dependent upon its reputation and ability to deliver distinctive products, graphics and packaging that meet its clients' requirements in a timely fashion. In addition, the design business is dependent on the ability to attract and retain personnel.

Intellectual Property Licensing
-------------------------------

     The Company offers patent, technology, copyright, brand and trademark licensing services through RIL and its 81% owned subsidiary, Refac Licensing, Inc. ("RL").

    Patent and Technology Licensing Operations
    ------------------------------------------

         The Company has been performing patent and technology licensing, which includes the negotiation and administration of licenses and joint ventures involving patents, know-how and related trademarks, for almost 50 years. Today, the Company is focused on managing established licensing relationships and acquiring the rights to license consumer and industrial technologies that have distinctively advantageous features, performance or costing and are protected by patents and confidential know-how ("New Technology Licensing ") projects. The Company did not undertake any New Technology Licensing projects during 1999 or 2000.

     Except for its contracts with Patlex Corporation and Emhart Fastening Teknologies, Inc. which accounted for approximately 10% and 6%, respectively, of the Company's total revenues in 2000, the Company does not believe that the loss or termination of any contract it has with its clients or licensees would have a materially adverse effect on its business. The most commercially significant patent owned by Patlex Corporation is the Gas Discharge Laser Patent (U.S. Patent No. 4,704,583) which expires in November 2004.

     With respect to any patents or group of related patents that are now the subject of one or more income-producing licenses, the Company does not believe that there is any currently foreseeable circumstance under which the Company would lose its rights to grant licenses.

     Patents and Trademarks. The Company does not own any patents or trademarks
     ----------------------
that it deems important to its patent and technology licensing business.

    Brand and Trademark Licensing
    -----------------------------

      RL is a full service trademark licensing agency and consultancy for brand and character licensing properties. The properties that it currently represents include Dr. Denton(R), Hampsterdance(TM), JoeCartoon(TM), Psycho Chihuahua(R) and Rockwell(R) (terminates April 30, 2001).

     As part of the Company's Intellectual Venture Capital activities, the licensing groups are also focused on the licensing-in of intellectual property rights and the managing of relationships with such licensors. By way of example, these groups manage the Company's licensing relationships with MTV Consumer Products, Volkswagen and Pennzoil-Quaker State Company.


       Competition.  Success in the licensing business is principally dependent
       -----------
upon the strength of the intellectual property rights represented and the ability to obtain same. Depending on the type of rights, the Company competes against individuals, agencies, universities, corporations and attorneys. The Company believes that the creative capabilities of RefacDesign give it a distinct advantage in licensing programs that involve product development.

Manufacturing and Marketing of Consumer Products
------------------------------------------------

     In September 1999, the Company formed Refac Consumer Products, Inc. ("RCP") to develop and market a line of proprietary consumer electronics products and also acquired Funatik Inc. which was subsequently merged into RCP.

     RCP's product line, which will be manufactured in Asia, has been developed in-house by RefacDesign and includes a MTV(TM) branded Digital Radio, Clock Radio, CD Player, Standard and Neckphones(TM) Headphones, Scooter Radio, FM Scan Radio, Beach Radio and Shower Radio; a Volkswagen New Beetle(TM) branded travel clock, clock radio and sport radio; a Refac(TM) branded Emergency Handcranked Radio with Beacon, Sonica(TM) Universal Voice Activated Remote Control, Digital Radio and Shower, Bath and Spa Stereo.

     In November 2000, the Company signed a licensing agreement with Pennzoil-Quaker State Company to develop a line of automotive-related consumer products under the Pennzoil(R) brand. The license includes cleaning products such as squeegees, chamois, and auto vacuums; electronic auto ionizers and/or air purifiers; maintenance accessories such as tire gauges and air pumps; tools such as ratchets, sockets and wrenches; and safety items such as mini-flashlights, electronic lock de-icers, anti-theft steering wheel clamps, portable radios, and FRS (Family Radio Service) devices.

     During the year, RCP experienced, and overcame, manufacturing challenges that delayed the market introduction of the products that it had exhibited at the 2000 Consumer Electronics Show. The MTV product line was introduced at the January 2001 Consumer Electronics Show. RCP is now marketing this product line as well as its New Beetle and Refac branded products to music retailers, electronic retailers, toy retailers and department stores.

Government Regulations
----------------------

     Federal, state and local environmental laws have had no material effect on capital expenditures, earnings or the competitive position of the Company.

Employees
---------

     As of December 31, 2000, the Company had a total of 63 full time employees.

Financial Information About Foreign and Domestic Operations and Product Sales
-----------------------------------------------------------------------------

     The Company's business is principally conducted in the United States. Information concerning the aggregate of the Company's foreign source revenues from domestic operations for the three years ended December 31, 2000 is set forth in Note 7 of the Notes to the Company's Consolidated Financial Statements found on pages 25 and 26 of the Company's 2000 Annual Report to Stockholders, which pages are incorporated herein by reference. The Company is subject to the usual risks of doing business abroad, particularly currency fluctuations and foreign exchange controls.

Item 2.  Properties
-------------------

     In May 1999, the Company relocated its corporate headquarters and creative studios to a newly constructed facility encompassing approximately 30,000 square feet. These premises, which are located at The Hudson River Pier, 115 River Road, Edgewater, New Jersey, are occupied and used as the corporate offices and creative studios for the Company and its domestic subsidiaries, other than Refac Financial Corporation ("RFC"). The lease for these new premises terminates in November 2009 and the Company has two successive five-year renewal options.

     In connection with this relocation, the Company terminated, without liability, its lease for its corporate offices in New York City and subleased the offices and studio previously occupied by Refac HumanFactors-ID (10,000 square feet located at 575 Eighth Avenue, New York, New York) for the remaining term of the lease. In February 2000, Refac David Morris Creative (acquired in November 1999) also relocated to this facility and terminated its Jersey City, New Jersey lease encompassing 3,000 square feet without any liability. In October 2000, RL also relocated its operations to the corporate headquarters and creative studios and terminated, without liability, its lease for approximately 1,450 square feet in Southport, Connecticut.

     RFC leases office facilities in Las Vegas, Nevada, which it considers to be suitable and adequate for its present needs.

Item 3.  Legal Proceedings
--------------------------

         Suit by Shareholder. On December 20, 1999, a claim was brought against
         -------------------
the Company, as a nominal defendant, and certain of its directors in the Supreme Court of the State of New York, New York County, by a shareholder purporting to state claims against the Company and certain members of the Company's board of directors for breach of fiduciary duty and waste arising out of a Stock Repurchase Agreement and a Retirement Agreement entered into in December 1996 between the Company and its then Chairman and Chief Executive Officer, Eugene Lang. On February 16, 2001, the Court entered a memorandum decision and order granting the motion of the defendant directors and the Company to dismiss the complaint in its entirety. A judgment to that effect was entered on February 26, 2001. Plaintiff has filed a notice of appeal.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

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

                                             Served in Such
                                           Position or Office
Name                                   Age  Continually Since     Position (1)
-------------------------------------  ---  -----------------  ----------------------------------------

Robert L. Tuchman                       58      1991           Chairman, President, Chief Executive
                                                               Officer and General Counsel (2)

Bert D. Heinzelman                      46      2000           Senior Vice President (3)

Raymond A. Cardonne, Jr.                34      1997           Vice President, Chief Financial Officer,
                                                               Treasurer, and Secretary (4)

----------

NOTES:

(1) Each executive officer's term of office is until the next organizational meeting of the Board of Directors of the Company (traditionally held immediately after the Annual Meeting of Stockholders of the Company) and until the election and qualification of his or her successor. However, the Company's Board of Directors has the discretion to replace officers at any time.

(2) Mr. Tuchman succeeded Eugene M. Lang as Chief Executive Officer of the Company on January 6, 1997 and as Chairman of the Board of Directors on June 30, 1997. He also serves as General Counsel. From August 1, 1991 until January 6, 1997, Mr. Tuchman served as the Company's President and Chief Operating Officer. From May 1994 to March 1997 he held the position of Treasurer of the Company.

(3) Mr. Heinzelman became Chief Executive Officer of the Company's Creative Consulting Group which now operates under the name of RefacDesign in November 2000. In March 2000, he became Senior Vice President of Refac. From December 1998 until November 2000, he served as the President of the Company's Product Development Group (which then operated under the name Refac HumanFactors-ID) and its Chief Executive Officer from May 1999. Mr. Heinzelman served as a Vice President of Human Factors Industrial Design, Inc. from 1985 through its acquisition by the Company in November 1997, and until it was merged into the Company's wholly owned subsidiary, Refac International, Ltd., on December 31, 1998.

(4) Mr. Cardonne became Chief Financial Officer and Treasurer of the Company in August 2000. He has served as Secretary of the Company since November 1998 and as Vice President responsible for the licensing and commercialization of technologies since December 1997. Prior to joining Refac, from December 1994 through November 1997, Mr. Cardonne was a Vice President at Technology Management & Funding, L.P. From August 1993 to December 1994, he worked for NEPA Venture Funds, an early stage venture capital firm, and the Lehigh Small Business Development Center. He previously worked at Ford Electronics & Refrigeration Corporation from January 1990 to July 1993.


                              PART II
                              -------

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters
------------------------------------------------------------------------------

     The Company had 656 stockholders of record as of March 22, 2001. Other information required by this item is included on page 28 of the Company's Annual Report to Stockholders for the year ended December 31, 2000, which page is hereby incorporated by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information required by this item is included on page 28 of the Company's Annual Report to Stockholders for the year ended December 31, 2000, which page is hereby incorporated.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The information required by this item is included on pages 13 and 14 of the Company's Annual Report to Stockholders for the year ended December 31, 2000, which pages are hereby incorporated by reference.

Item 8.  Financial Statements
-----------------------------

     The information required by this item is included on pages 15 through 19 of the Company's Annual Report to Stockholders for the year ended December 31, 2000, which pages are hereby incorporated by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     None.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The information required by this item, except for certain information regarding executive officers included in Part I of this report, is included on pages 4 and 5 in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on May 11, 2001 and is hereby incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

     The information required by this item is included on page 7 in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on May 11, 2001 and is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information required by this item is included on pages 2 and 3 in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on May 11, 2001 and is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is included on page 6 and pages 8 through 10 in the Company's definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on May 11, 2001 and is hereby incorporated herein by reference.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)(1) Financial Statements
---------------------------

     See index to financial statements on the inside cover of the Company's Annual Report to Stockholders for the year ended December 31, 2000, which is hereby incorporated by reference.

(a)(2)  Schedules
-----------------

     See index to financial statements on the inside cover of the Company's Annual Report to Stockholders for the year ended December 31, 2000, which is hereby incorporated by reference.

(a)(3)  Exhibits
----------------

     See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.

(b)  Reports on Form 8-K
------------------------

     None.

                                   Signatures
                                   ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Refac



Dated: March 22, 2001         /s/ Robert L. Tuchman
                              -----------------------------------------
                              Robert L. Tuchman, President, Chief
                              Executive Officer and General Counsel


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



March 22, 2001                /s/ Robert L. Tuchman
                              -----------------------------------------
                              Robert L. Tuchman, President, Chief Executive
                              Officer, General Counsel and Director
                              (Principal Executive Officer)


March 22, 2001                /s/ Raymond A. Cardonne, Jr.
                              -----------------------------------------
                              Raymond A. Cardonne, Jr., Chief Financial Officer,
                              Vice President, Treasurer and Secretary
                              (Principal Financial Officer)


March 22, 2001                /s/ Neil R. Austrian
                              -----------------------------------------
                              Neil R. Austrian, Director


March 22, 2001                /s/ Robin L. Farkas
                              -----------------------------------------
                              Robin L. Farkas, Director


March 22, 2001                /s/ Bert D. Heinzelman
                              -----------------------------------------
                              Bert D. Heinzelman, Director

                                  Signatures
                                  ----------
                                  (Continued)



March 22, 2001                /s/ Clark A. Johnson
                              -----------------------------------------
                              Clark A. Johnson, Director


March 22, 2001                /s/ Mark N. Kaplan
                              -----------------------------------------
                              Mark N. Kaplan, Director


March 22, 2001                /s/ Herbert W. Leonard
                              -----------------------------------------
                              Herbert W. Leonard, Director


March 22, 2001                /s/ Ira T. Wender
                              -----------------------------------------
                              Ira T. Wender, Director

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

10 (c) 1998 Stock Incentive Plan. Incorporated by reference to Exhibit A to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, SEC file number 0-7704.

10 (d) 1990 Stock Option and Incentive Plan. Incorporated by reference to Exhibit A to the Company's Proxy Statement for its 1990 Annual Meeting of Stockholders, SEC file number 0-7704.

13.       2000 Annual Report to Stockholders of the Company.*

21.       List of subsidiaries of the Company.*

23.       Consent of Grant Thornton LLP. *
_____________________

*  Filed herewith.