Form 10-Q
period 2001-03-31
REFAC
filed 2001-05-10
CIK 82788

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------


                      For the Quarter Ended March 31, 2001

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

         The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of May 11, 2001 was 3,795,261.

                                      REFAC



                                      INDEX
                                      -----



                                                                  Page
                                                                  ----

Part I.  Financial Information

Condensed Consolidated Balance Sheets
   March 31, 2001 (unaudited) and December 31, 2000                3


Condensed Consolidated Statements of Operations
   Three Months Ended March 31, 2001 and 2000 (unaudited)          4


Condensed Consolidated Statements of Cash Flows
   Three Months Ended March 31, 2001 and 2000 (unaudited)          5


Notes to Condensed Consolidated Financial Statements (unaudited)   6-8


Management's Discussion and Analysis of Financial
   Conditions and Results of Operations                            9-12


Part II.  Other Information                                        13-14

                               REFAC
               CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                 MARCH 31,            DECEMBER 31,
                                                                                   2001                   2000
                                                                                -----------           -----------
                                                                                (UNAUDITED)
ASSETS
------

Current Assets
  Cash  and cash equivalents                                                     $6,498,000            $5,678,000
  Royalties receivable                                                              880,000             1,114,000
  Accounts receivable, net                                                        1,431,000             1,070,000
  Investments being held to maturity                                              4,287,000             4,649,000
  Inventory                                                                         598,000                91,000
  Prepaid expenses                                                                  223,000               651,000
                                                                                -----------           -----------
  Total current assets                                                           13,917,000            13,253,000
                                                                                -----------           -----------

Property and equipment, net                                                       2,778,000             2,819,000
Licensing-related securities                                                        645,000             2,096,000
Investments being held to maturity                                                  442,000               442,000
Other assets                                                                        332,000               262,000
Goodwill, net                                                                     5,959,000             6,031,000
                                                                                -----------           -----------
                                                                                $24,073,000           $24,903,000
                                                                                ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
  Accounts payable                                                                 $277,000              $289,000
  Accrued expenses                                                                  513,000               501,000
  Amounts payable under service agreements                                          215,000               435,000
  Income taxes payable                                                              269,000                     0
                                                                                -----------           -----------
  Total current liabilities                                                       1,274,000             1,225,000
                                                                                -----------           -----------

Deferred income taxes                                                                34,000               527,000
Other liabilities - deferred compensation                                           349,000               397,000

Stockholders' Equity
  Common stock, $.10 par value                                                      545,000               545,000
  Additional paid-in capital                                                      9,984,000             9,984,000
  Retained earnings                                                              25,756,000            25,228,000
  Accumulated other comprehensive income                                            380,000             1,246,000
  Treasury stock, at cost                                                      (-13,874,000)         (-13,874,000)
  Receivable from issuance of common stock and warrants                           (-375,000)            (-375,000)
                                                                                -----------           -----------
  Total stockholders' equity                                                     22,416,000            22,754,000
                                                                                -----------           -----------
                                                                                $24,073,000           $24,903,000
                                                                                ===========           ===========


See accompanying notes to the unaudited condensed consolidated financial statements

                                      REFAC
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                                           THREE MONTHS
                                                                                                          ENDED MARCH 31,
                                                                                                 --------------------------------
                                                                                                    2001                  2000
                                                                                                 --------------------------------
Revenues
  Licensing-related activities                                                                     $741,000            $1,062,000
  Creative services fees                                                                          1,512,000             1,850,000
  Consumer product sales                                                                             41,000               707,000
  Realized gains on licensing-related securities                                                  1,233,000             1,233,000
  Dividend income from licensing-related securities                                                   7,000                77,000
  Dividend and interest income                                                                      205,000               134,000
                                                                                                 --------------------------------
Total Revenues                                                                                    3,739,000             5,063,000
                                                                                                 --------------------------------

Costs and Expenses
  Licensing-related activities                                                                       46,000               433,000
  Creative service expenses                                                                         969,000             1,196,000
  Consumer product sales costs                                                                       34,000               474,000
  Selling, general and administrative expenses                                                    1,864,000             1,594,000
                                                                                                 --------------------------------
Total costs and expenses                                                                          2,913,000             3,697,000
                                                                                                 --------------------------------


Income before provision for taxes on income                                                         826,000             1,366,000
  Provision for taxes on income                                                                     298,000               447,000
                                                                                                 --------------------------------
Net income                                                                                         $528,000              $919,000
                                                                                                 ================================

                                                                                                 --------------------------------
Diluted earnings per share                                                                            $0.14                 $0.24
                                                                                                 ================================

Basic earnings per share                                                                              $0.14                 $0.24
                                                                                                 ================================

                                                                                                 --------------------------------
Diluted weighted average shares outstanding                                                       3,800,501             3,804,661
                                                                                                 ================================


See accompanying notes to the unaudited condensed consolidated financial statements

                                      REFAC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                   -----------------------------------
                                                                                       2001                   2000
                                                                                   ------------           ------------
Cash Flows from Operating Activities
     Net income                                                                        $528,000               $919,000
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
        Depreciation and amortization                                                  (247,000)               182,000
        Realized gains on sale of licensing-related securities                      (-1,233,000)           (-1,233,000)
        Deferred retirement                                                            (-48,000)                     0
        Deferred income taxes                                                           -47,000              (-130,000)
        Other                                                                                 0                  3,000
        (Increase) decrease in assets:
           Royalties receivable                                                         234,000                115,000
           Accounts receivable                                                        (-361,000)             (-481,000)
           Prepaid expenses and other current assets                                    266,000              (-102,000)
           Inventory                                                                  (-507,000)                     0
           Other assets                                                                (-70,000)              (-53,000)
        Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                                              0                 53,000
           Amounts payable under service agreements                                   (-220,000)               206,000
           Income taxes payable                                                         430,000               (-18,000)
                                                                                   ------------           ------------
Net cash used in operating activities                                                  -781,000              (-539,000)
                                                                                   ------------           ------------

Cash Flows from Investing Activities
     Proceeds from sales of licensing-related securities                              1,371,000              1,371,000
     Proceeds from (purchase of) investments being held to maturity                     362,000              (-394,000)
     Additions to property and equipment                                              (-132,000)             (-472,000)
                                                                                   ------------           ------------
Net cash provided by investing activities                                             1,601,000                505,000
                                                                                   ------------           ------------

Net (decrease) increase in cash and cash equivalents                                    820,000               (-34,000)

Cash and cash equivalents at beginning of period                                      5,678,000              5,158,000
                                                                                   ------------           ------------
Cash and cash equivalents at end of period                                           $6,498,000             $5,124,000
                                                                                   ============           ============


See accompanying notes to the unaudited condensed consolidated financial statements

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of Refac (the "Company") at March 31, 2001, and the results of its operations, its cash flows and comprehensive income for the three month interim periods presented.

     The accounting policies followed by the Company are set forth in Note l to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.

     2. The results of operations for the three months ended March 31, 2001 are not indicative of the results to be expected for the full year.

     3. The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, "Earnings Per Share."


                                                           Three Months Ended
                                                               March 31,
-------------------------------------------------- ----------------------------------
                   Description                           2001             2000
-------------------------------------------------- ---------------- -----------------
Basic shares                                           3,795,261         3,795,261
Dilution: stock options and warrants                       5,240             9,400
Diluted shares                                         3,800,501         3,804,661
Income available to common shareholders                 $528,000          $919,000

Basic earnings per share                                 $0.14             $0.24
Diluted earnings per share                               $0.14             $0.24

     4. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies (See Note 1 of the 2000 Annual Report). Segment profit or loss is based on profit or loss from operations before the provision or benefit for income taxes. The reportable segments are distinct business units operating in different industries and are separately managed.

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The following information about the business segments is for the three month period ended March 31, 2001.


                                   Licensing of                           Manufacture
                                   Intellectual         Creative         and Marketing
                                     Property          Consulting         of Consumer
         Description                  Rights            Services            Products            Total
------------------------------  ------------------  -----------------  ------------------  ---------------
Total revenues                        $1,995,000         $1,671,000             $73,000       $3,739,000
Segment profit (loss)                  1,754,000          (435,000)           (493,000)          826,000
Segment assets                        13,430,000          8,458,000           2,185,000       24,073,000
Expenditure for segment                    6,000             39,000              89,000          134,000
assets

     The following information about the business segments is for the three month period ended March 31, 2000.



                                  Licensing of                            Manufacture
                                  Intellectual          Creative         and Marketing
                                    Property           Consulting         of Consumer
         Description                 Rights             Services            Products            Total
------------------------------ -------------------  -----------------  ------------------  ---------------
Total revenues                      $2,506,000         $1,850,000            $707,000        $5,063,000
Segment profit (loss)                1,658,000           (91,000)           (201,000)         1,366,000
Segment assets                      16,349,000         10,135,000             942,000        27,426,000
Expenditure for segment                250,000            211,000              11,000           472,000
assets










     5. Comprehensive income consists of net income or loss for the current period as well as income, expenses, gains, and losses arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company's licensing-related securities, net of taxes and foreign currency translation adjustments.

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The components of comprehensive income (loss), net of related tax, for the three month periods ended March 31, 2001 and 2000 are as follows:


                           Description                                   2001               2000
-----------------------------------------------------------------  ----------------  ------------------
Net income                                                              $528,000            $919,000
Less: Comprehensive losses, net of tax
Unrealized holding gains (losses), net                                  (52,000)           (143,000)
Reclassification adjustment, net                                       (814,000)           (814,000)
Comprehensive income (loss)                                           ($338,000)           ($38,000)

         The components of accumulated other comprehensive income, net of related tax, at March 31, 2001 and December 31, 2000 consist of unrealized gains on licensing-related securities.

     6. On April 30, 2001, the Company had open letters of credit to purchase goods for $1,441,000. In April 2001, the Company entered into a credit agreement with its banking institution creating a line of credit secured by certificates of deposits.

     7. On December 20, 1999, a claim was brought against the Company, as a nominal defendant, and certain of its directors in the Supreme Court of the State of New York, New York County, by a shareholder purporting to state claims against the Company and certain members of the Company's Board of Directors for breach of fiduciary duty and waste arising out of a Stock Repurchase Agreement and a Retirement Agreement entered into in December 1996 between the Company and its then Chairman and Chief Executive Officer, Eugene Lang. On February 16, 2001, the Court entered a memorandum decision and order granting the motion of the defendant directors and the Company to dismiss the complaint in its entirety. A judgment to that effect was entered on February 26, 2001. Plaintiff has filed a notice of appeal.

                                      REFAC
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         REVENUES for the three months ended March 31, 2001 were $3,739,000 as compared to $5,063,000 for the comparable period in 2000. Of the $1,324,000 revenue decrease, $666,000 relates to a non-recurring sourcing opportunity to sell an account open-market goods in 2000 that was not available to Refac Consumer Products, Inc. in 2001 and the balance was principally due to decreases in creative consulting fees (8338,000), non-recurring patent license fees ($171,000) and trademark agency fees ($114,000).

         Revenues are summarized as follows:


                        Description                               2001         2000
                        -----------                               ----         ----
Revenues from licensing-related activities                          20%          21%
Realized gains on sales and dividends from licensing-               33%          26%
related securities
Creative consulting services                                        40%          37%
Consumer product sales                                               1%          14%
Dividends and interest                                               6%           2%
Total                                                              100%         100%


Licensing of Intellectual Property Rights
-----------------------------------------

         Revenues from Licensing-Related Activities consist of recurring royalty payments for the use of licensed patents and trademarks, non-recurring, lump sum license payments, agency fees and service fees. Recurring patent licensing income and trademark agency fees decreased $131,000 for the three months ended March 31, 2001 as compared to the same period of 2000. The decrease of recurring patent licensing income and trademark agency fees for the three months ended March 31, 2001 is attributable to a decrease in trademark agency fees of $114,000 and a decrease in patent enforcement fees of $61,000 offset by an increase in patent licensing income of $44,000. Revenues from non-recurring agreements vary from period to period depending upon the nature of the licensing programs pursued for various technologies in a particular year and the timing of successful completion of licensing agreements. Non-recurring license fees decreased by $171,000 for the three months ended March 31, 2001 as compared to the same period of 2000. Service income from royalty verifications decreased by $19,000 from 2000 to 2001.

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         Expenses from Licensing-Related Activities consist principally of amounts paid to licensors at contractually stipulated percentages of the Company's specific patent and product revenues and, in addition, includes expenses related to the investigation, marketing, administration, enforcement, maintenance and prosecution of patent, trademarks and license rights and related licenses. Licensing-related expenses decreased by $387,000 for the three months ended March 31, 2001. As a percentage of licensing revenues, these expenses were 6% and 41% in 2001 and 2000, respectively. The decrease in 2001 over 2000 is principally due to a decline in client expenses related to the revenue decrease and a decrease in licensing-related salaries and benefits as the Company focused on managing existing relationships.

         Income from Licensing-Related Securities consist of gains on sales and dividends received on securities acquired by the Company in connection with its licensing activities. As of March 31, 2001, licensing-related securities consisted of 25,000 shares of KeyCorp common stock. The Company intends to sell the shares during the second quarter of 2001 depending on the performance of the stock and market conditions.

Creative Consulting Services
----------------------------

         Creative Consulting Services consist of product development and graphic design services provided by the Product Development Group (which was acquired by the Company in November, 1997) and the Graphics Design Group (which was acquired in November, 1999). In January 2001, the Company consolidated the operations of these groups and now offers its creative services under the name RefacDesign. Total creative consulting fees decreased by $338,000 for the three months ended March 31, 2001 versus the comparable period in 2000. This decrease consists of a decrease in the Product Development Group's services of $479,000 offset by an increase in the Graphic Design Group's services of $141,000.

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

         Expenses decreased by $227,000 in the three month period ended March 31, 2001 as compared to 2000, which consist of decreases of $190,000 and $37,000 from the Product Development Group and the Graphic Design Group, respectively. These decreases are principally due to decreases in direct payroll.

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Marketing of Consumer Products
------------------------------

         In September 1999, the Company acquired Funatik Inc. and merged it into the newly formed RCP. Sales decreased $666,000 to $41,000 during the three months ended March 31, 2001 from $707,000 during the same period of 2000. For the period ended March 31, 2000 sales principally consisted of sales of imported consumer electronics sourced by RCP for a retailer which did not recur during the first quarter of 2001. Sales to the retailer amounted to $703,000 for the three months ended March 31, 2000.

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

         Selling, General and Administrative Expenses increased by $270,000 in the three month period ended March 31, 2001 as compared to the previous year. The increase consists of increased product design costs ($136,000) mainly attributable to RCP's MTV:MusicTelevision(TM) product line introduced this year and a net increase of $85,000 in RefacDesign.

         Goodwill relates to the excess of the purchase price paid over the fair market value of the tangible assets acquired in the Company's acquisitions of the Product Development Group, Graphic Design Group and Funatik Inc. Such goodwill is being amortized over 25, 20 and 10 years, respectively, which is the expected period of benefit.

         Income Tax Provision. The Company's income tax provision of $298,000 for the three months ended March 31, 2001 reflects an effective tax rate of 34% (the Federal statutory corporate income tax rate) increased by 2% related to the amortization of goodwill acquired through the stock purchase of HumanFactors Industrial Design, Inc. (now referred to as RefacDesign's Product Development Group) which is not deductible for tax purposes. The effective tax rate for the three months ended March 31, 2000 was 33% as a result of the Company reversing previously recognized income tax reserves that were no longer required, which reduced the income tax rate by 3% for that period.

         Inflation. The Company's income from licensing operations has not in the past been materially affected by inflation. Likewise, while currency fluctuations can influence licensing-related revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash, cash equivalents, corporate bonds and U.S. Treasury Notes increased $820,000 from $5,678,000 at December 31, 2000 to $6,498,000 at March
31, 2001. The Company believes its liquidity position is adequate to meet all current and projected financial needs.

         Cash used in operations was $781,000 as compared to $539,000 for the same period of 2000, reflecting an increase of $242,000. Principal sources of net cash flows from operating activities for the three months ended March 31, 2001 and 2000 were net income, depreciation and amortization, and the timing of payments for income taxes. Operating activities which used the most cash during the three months ended March 31, 2001 was the purchase of inventory.

         Net cash provided by investing activities increased $1,096,000 to $1,601,000 as compared with $505,000. The increase is attributable to the redemption of investments held to maturity and a decrease in additions to property and equipment.

         On April 30, 2001, the Company had open letters of credit to purchase goods for $1,441,000.

         The Company has commitments under leases covering its facilities and under a Retirement Agreement with its founder and former Chief Executive Officer (which has been provided for in the financial statements).



FORWARD LOOKING STATEMENTS
--------------------------

         Statements about the Company's future expectations and all other statements in this document other than historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933,
Section 21E of the Securities Exchange Act of 1934, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the "forward-looking statements" contained herein be subject to the above-mentioned statutory safe harbors. Since these statements involve risks and uncertainties and are subject to change at any time, the Company's actual results could differ materially from expected or inferred results. Moreover, there is no assurance that the Company's investment in RCP will prove profitable or that its contract with Griffin International, Inc. will result in increased sales and income for RCP or that RCP will reach its goal for retail storefronts in 2001.

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


                                      REFAC



May 11, 2001                           /s/  Robert L. Tuchman
                                      -------------------------------------
                                      Robert L. Tuchman, President and
                                      Chief Executive Officer



May 11, 2001                           /s/ Raymond A. Cardonne, Jr
                                      -------------------------------------
                                      Raymond A. Cardonne, Jr, CFO
                                      (Principal Financial Officer)

EXHIBIT INDEX



Exhibit                                                             Page
  No.                                                                No.
-------                                                             ----




  27 Note 1 to the Company's Consolidated financial statements contained in the Company's Annual
            Report on Form 10-K for the fiscal year ended
            December 31, 2000 is incorporated herein by reference.