Form 10-Q
period 2001-06-30
REFAC
filed 2001-08-13
CIK 82788

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

                       For the Quarter Ended June 30, 2001

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

         The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of August 13, 2001 was 3,795,261.

                                      REFAC



                                      INDEX
                                      -----



                                                                                                 Page
                                                                                                 ----
Part I.  Financial Information

Condensed Consolidated Balance Sheets
   June 30, 2001 (unaudited) and December 31, 2000                                               3


Condensed Consolidated Statements of Operations
   Six and Three Months Ended June 30, 2001 and 2000 (unaudited)                                 4


Condensed Consolidated Statements of Cash Flows
   Six Months Ended June 30, 2001 and 2000 (unaudited)                                           5


Notes to Condensed Consolidated Financial Statements (unaudited)                                 6-9


Management's Discussion and Analysis of Financial
   Conditions and Results of Operations                                                          10-15


Part II.  Other Information                                                                      16-17

Exhibit 10                                                                                       1-7

                                  REFAC
                  CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                       JUNE 30,                 DECEMBER 31,
                                                                                         2001                       2000
                                                                                -----------------------    -----------------------
                                                                                      (UNAUDITED)
ASSETS
------

Current Assets
  Cash  and cash equivalents                                                                $ 5,385,000                $ 5,678,000
  Due from broker                                                                               645,000                       --
  Royalties receivable                                                                          934,000                  1,114,000
  Accounts receivable, net                                                                    1,406,000                  1,070,000
  Investments being held to maturity                                                          2,763,000                  4,649,000
  Inventory                                                                                   2,826,000                     91,000
  Prepaid expenses                                                                              301,000                    651,000
                                                                                -----------------------    -----------------------
  Total current assets                                                                       14,260,000                 13,253,000
                                                                                -----------------------    -----------------------

Property and equipment, net                                                                   2,615,000                  2,819,000
Licensing-related securities                                                                       --                    2,096,000
Investments being held to maturity                                                              443,000                    442,000
Deferred income taxes                                                                           163,000                       --
Other assets                                                                                    350,000                    262,000
Goodwill, net                                                                                 5,888,000                  6,031,000
                                                                                -----------------------    -----------------------
                                                                                            $23,719,000                $24,903,000
                                                                                =======================    =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
  Accounts payable                                                                          $   394,000                 $  289,000
  Accrued expenses                                                                              436,000                    501,000
  Amounts payable under service agreements                                                      167,000                    435,000
                                                                                -----------------------    -----------------------
  Total current liabilities                                                                     997,000                  1,225,000
                                                                                -----------------------    -----------------------

Deferred income taxes                                                                              --                      527,000
Other liabilities                                                                               382,000                    397,000

Stockholders' Equity
  Common stock, $.10 par value                                                                  545,000                    545,000
  Additional paid-in capital                                                                  9,984,000                  9,984,000
  Retained earnings                                                                          26,060,000                 25,228,000
  Accumulated other comprehensive income                                                           --                    1,246,000
  Treasury stock, at cost                                                                   (13,874,000)               (13,874,000)
  Receivable from issuance of common stock and warrants                                        (375,000)                  (375,000)
                                                                                -----------------------    -----------------------
  Total stockholders' equity                                                                 22,340,000                 22,754,000
                                                                                -----------------------    -----------------------
                                                                                            $23,719,000                $24,903,000
                                                                                =======================    =======================


See accompanying notes to the unaudited condensed consolidated financial statements

                                      REFAC
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                 SIX MONTHS                             THREE MONTHS
                                                               ENDED JUNE 30,                          ENDED JUNE 30,
                                                   ------------------------------------------------------------------------------
                                                          2001                2000                2001               2000
                                                   ------------------------------------------------------------------------------
Revenues
  Licensing-related activities                             $ 1,635,000         $ 2,040,000         $  894,000          $  978,000
  Creative services fees                                     2,839,000           3,602,000          1,327,000           1,752,000
  Consumer product sales                                       452,000             712,000            411,000               5,000
  Realized gains on licensing-related securities             1,813,000           2,466,000            580,000           1,296,000
  Dividend income from licensing-related securities             15,000             140,000              8,000              63,000
  Dividend and interest income                                 340,000             245,000            135,000              48,000
                                                   ------------------------------------------------------------------------------
Total Revenues                                               7,094,000           9,205,000          3,355,000           4,142,000
                                                   ------------------------------------------------------------------------------

Costs and Expenses
  Licensing-related activities                                 324,000             781,000            279,000             348,000
  Creative service expenses                                  1,899,000           2,265,000            931,000           1,069,000
  Consumer product sales costs                                 349,000             476,000            315,000               2,000
  Selling, general and administrative expenses               3,265,000           2,959,000          1,399,000           1,365,000
                                                   ------------------------------------------------------------------------------
Total costs and expenses                                     5,837,000           6,481,000          2,924,000           2,784,000
                                                   ------------------------------------------------------------------------------


Income before provision for taxes on income                  1,257,000           2,724,000            431,000           1,358,000
  Provision for taxes on income                                424,000             898,000            126,000             451,000
                                                   ------------------------------------------------------------------------------
Net income                                                 $   833,000         $ 1,826,000         $  305,000          $  907,000
                                                   ==============================================================================

                                                   ------------------------------------------------------------------------------
Basic earnings per share                                   $      0.22         $      0.48         $     0.08          $     0.24
                                                   ==============================================================================

                                                   ------------------------------------------------------------------------------
Diluted earnings per share                                 $      0.22         $      0.48         $     0.08          $     0.24
                                                   ==============================================================================

                                                   ------------------------------------------------------------------------------
Diluted weighted average shares outstanding                  3,797,881           3,799,961          3,795,261           3,795,261
                                                   ==============================================================================


See accompanying notes to the unaudited condensed consolidated financial statements

                                      REFAC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     SIX MONTHS
                                                                                    ENDED JUNE 30,
                                                                          ----------------------------------
                                                                             2001                    2000
                                                                          -----------            -----------
Cash Flows from Operating Activities
       Net income                                                         $   833,000            $ 1,826,000
       Adjustments to reconcile net income to net cash
         used in operating activities:
            Depreciation and amortization                                     457,000                380,000
            Realized gains on sale of licensing-related securities         (1,813,000)            (2,466,000)
            Deferred income taxes                                             (48,000)              (223,000)
            Other                                                                --                    3,000
            (Increase) decrease in assets:
               Due from broker                                               (645,000)                  --
               Royalties receivable                                           180,000                 87,000
               Accounts receivable                                           (336,000)              (486,000)
               Prepaid expenses                                               428,000               (111,000)
               Prepaid taxes                                                  (78,000)              (716,000)
               Inventory                                                   (2,735,000)              (449,000)
               Other assets                                                      --                  (61,000)
            Increase (decrease) in liabilities:
               Accounts payable and accrued expenses                           40,000                (45,000)
               Amounts payable under service agreements                      (268,000)                84,000
                                                                          -----------            -----------
Net cash used in operating activities                                      (3,985,000)            (2,177,000)
                                                                          -----------            -----------

Cash Flows from Investing Activities
       Proceeds from sales of licensing-related securities                  2,020,000              2,742,000
       Proceeds from investments being held to maturity                     1,893,000                606,000
       Additions to property and equipment                                   (221,000)              (569,000)
                                                                          -----------            -----------
Net cash provided by investing activities                                   3,692,000              2,779,000
                                                                          -----------            -----------

Net (decrease) increase in cash and cash equivalents                         (293,000)               602,000

Cash and cash equivalents at beginning of period                            5,678,000              5,158,000
                                                                          -----------            -----------
Cash and cash equivalents at end of period                                $ 5,385,000            $ 5,760,000
                                                                          ===========            ===========


See accompanying notes to the unaudited condensed consolidated financial statements

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of Refac (the "Company") at June 30, 2001, and the results of its operations, its cash flows and comprehensive income for the six month interim periods presented.

        The accounting policies followed by the Company are set forth in Note l to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference.

     2. The results of operations for the periods presented are not indicative of the results to be expected for the full year.

     3. The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, "Earnings Per Share."


                                                                    Six Months Ended                Three Months Ended
                                                                        June 30,                         June 30,
--------------------------------------------------         --------------------------------- ---------------------------------
                   Description                                   2001             2000            2001              2000
--------------------------------------------------         ---------------- ---------------- ---------------  ----------------
Basic shares                                                      3,795,261        3,795,261       3,795,261         3,795,261
Dilution: Stock Options and Warrants                                  2,620            4,700            --                --
Diluted Shares                                                    3,797,881        3,799,961       3,795,261         3,795,261
Income available to common shareholders                          $  833,000       $1,826,000      $  305,000        $  907,000
Basic earnings per share                                         $     0.22       $     0.48      $     0.08        $     0.24
Diluted earnings per share                                       $     0.22       $     0.48      $     0.08        $     0.24


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

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The following information about the business segments is for the six month period ended June 30, 2001.


                                   Licensing of                           Manufacture
                                   Intellectual         Creative         and Marketing
                                     Property          Consulting         of Consumer
         Description                  Rights            Services            Products            Total
------------------------------  ------------------  -----------------  ------------------  ---------------
Total revenues                          $3,484,000         $3,105,000            $505,000       $7,094,000
Segment profit (loss)                    2,878,000           (764,000)           (857,000)       1,257,000
Segment assets                           7,831,000          9,125,000           6,763,000       23,719,000
Expenditure for segment                     22,000             40,000             159,000          221,000
assets

     The following information about the business segments is for the six month period ended June 30, 2000


                                  Licensing of                            Manufacture
                                  Intellectual          Creative         and Marketing
                                    Property           Consulting         of Consumer
         Description                 Rights             Services           Products             Total
------------------------------ -------------------  ----------------- -------------------  ---------------
Total revenues                          $4,684,000         $3,777,000            $744,000       $9,205,000
Segment profit (loss)                    3,051,000            220,000           (547,000)        2,724,000
Segment assets                          14,575,000         10,359,000           1,022,000       25,956,000
Expenditure for segment                    281,000            231,000              57,000          569,000
assets

         The following information about the business segments are for the three month period ended June 30, 2001.


                                                                              Manufacture
                                    Licensing of            Creative         and Marketing
                                    Intellectual           Consulting         of Consumer
         Description               Property Rights          Services            Products              Total
------------------------------  ---------------------  ------------------ -------------------- -------------------
Total revenues                             $1,489,000          $1,434,000             $432,000          $3,355,000
Segment profit (loss)                       1,125,000            (329,000)            (365,000)            431,000
Expenditure for segment                        16,000               1,000               70,000              87,000
assets

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The following information about the business segments are for the three month period ended June 30, 2000.


                                                                              Manufacture
                                    Licensing of            Creative         and Marketing
                                    Intellectual           Consulting         of Consumer
         Description               Property Rights          Services            Products             Total
------------------------------  ---------------------  ------------------ -------------------- ------------------
Total revenues                             $2,292,000          $1,831,000              $19,000         $4,142,000
Segment profit (loss)                       1,502,000             222,000            (366,000)          1,358,000
Expenditure for segment                        31,000              20,000               46,000             97,000
assets

     5. Comprehensive income (loss) consists of net income or loss for the current period as well as income, expenses, gains, and losses arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company's licensing- related securities, net of taxes and foreign currency translation adjustments.

         The components of comprehensive income (loss), net of related tax, for the six month periods ended June 30, 2001 and 2000 are as follows:


                           Description                                   2001               2000
-----------------------------------------------------------------  -----------------  -----------------
Net income                                                                  $833,000         $1,826,000
Less: Comprehensive losses, net of tax
Unrealized holding gains (losses), net                                          --             (231,000)
Reclassification adjustment, net                                          (1,197,000)        (1,627,000)
Comprehensive income (loss)                                                ($364,000)          ($32,000)

         The components of accumulated other comprehensive income, net of related tax, at December 31, 2000 consist of unrealized gains on licensing-related securities.

     6. On June 30, 2001 the inventory consisted of finished goods. As of July 27, 2001, the Company had open letters of credit to purchase goods for $112,000.

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     8. In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" which was issued July 20, 2001. The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

       The Company will continue to amortize goodwill existing at June 30, 2001 under its current method until January 1, 2002. Thereafter, annual and quarterly goodwill amortization of $300,000 and $75,000, respectively, will no longer be recognized. By June 30, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at January 1, 2002, the Company will record an impairment loss in the March 31, 2002 quarter, as a cumulative effect of change in accounting principle.

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         REVENUES for the six months ended June 30, 2001 were $7,094,000 as compared to $9,205,000 for the comparable period in 2000. Of the $2,111,000 revenue decrease, $702,000 relates to a non-recurring sourcing opportunity to sell an account open-market goods in 2000 that was not available to Refac Consumer Products, Inc. in 2001. This amount is offset by an increase in sales to retailers of $442,000. The balance of the revenue decrease is due to decreases in creative consulting fees ($763,000), non-recurring patent license fees ($249,000), trademark agency fees ($198,000) and a decrease in realized gains and dividends on licensing-related securities ($778,000).

         Revenues for the three months ended June 30, 2001 were $3,355,000 as compared to $4,142,000 for the comparable period in 2000. The decrease of $787,000, is principally due to decreases in revenues from creative consulting services ($425,000), licensing-related activities ($84,000) and realized gains and dividends on licensing-related securities ($771,000) offset by an increase in sales of consumer products of $406,000.

         Revenues for the six and three months are summarized as follows:


                                                            For the Six Months           For the Three Months
                                                               Ended June 30,               Ended June 30,
                    Description                             2001          2000          2001           2000
Revenues from licensing-related activities                       23%          22%           27%            24%
Realized gains on sales and dividends from                       26%          28%           17%            31%
licensing-related securities
Creative consulting services                                     40%          39%           40%            42%
Consumer product sales                                            6%           8%           12%             0%
Dividends and interest                                            5%           3%            4%             3%
Total                                                           100%         100%          100%           100%

Licensing of Intellectual Property Rights
-----------------------------------------

         Revenues from Licensing-Related Activities consist of recurring royalty payments for the use of licensed patents and trademarks, non-recurring, lump sum license payments, agency fees and service fees. Recurring patent licensing income and trademark agency fees decreased $155,000 for the six months ended June 30, 2001 as compared to the same period of 2000. This decrease is attributable to a decline in trademark agency fees of $198,000 offset by an increase in patent

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

licensing income of $43,000. Revenues from non-recurring agreements vary from period to period depending upon the nature of the licensing programs pursued for various technologies in a particular year and the timing of successful completion of licensing agreements. Non-recurring license fees decreased by $249,000 for the six months ended June 30, 2001 as compared to the same period of 2000.

         Recurring patent licensing income and trademark agency fees decreased $5,000 for the three months ended June 30, 2001 as compared to the same period of 2000. This decrease is attributable to a decline in trademark agency fees of $85,000 and an increase in patent licensing income of $80,000. Revenues from non-recurring agreements vary from period to period depending upon the nature of the licensing programs pursued for various technologies in a particular year and the timing of successful completion of licensing agreements. Non-recurring license fees decreased by $78,000 for the three months ended June 30, 2001 as compared to the same period of 2000.

         Expenses from Licensing-Related Activities consist principally of amounts paid to licensors at contractually stipulated percentages of the Company's specific patent and product revenues and, in addition, includes expenses related to the investigation, marketing, administration, enforcement, maintenance and prosecution of patent, trademarks and license rights and related licenses. Licensing-related expenses decreased by $457,000 for the six months ended June 30, 2001. As a percentage of licensing revenues, these expenses were 20% and 38% in 2001 and 2000, respectively. The decrease in 2001 over 2000 is principally due to a decline in client expenses related to the revenue decrease and a decrease in licensing-related salaries and benefits as the Company focused on managing existing relationships.

         Licensing-related expenses decreased $69,000 for the three months ended June 30, 2001, as compared to the same period of 2000. As a percentage of licensing revenues, these expenses were 31% and 35% for the three months ended June 30, 2001 and 2000, respectively.

         Income from Licensing-Related Securities consist of gains on sales and dividends received on securities acquired by the Company in connection with its licensing activities. Gains and dividends for the six and three months ended June 30, 2001 decreased by $778,000 and $771,000, respectively. The planned liquidation of the KeyCorp stock position is complete.

Creative Consulting Services
----------------------------

         Creative Consulting Services consist of product development and graphic design services provided by the Product Development Group (which was acquired by the Company in November, 1997) and the Graphics Design Group (which was acquired in November, 1999). In January 2001, the Company consolidated the operations of these groups and now offers its creative services under the name RefacDesign. Total creative consulting fees decreased by $763,000 for the six months

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ended June 30, 2001 versus the comparable period in 2000. This decrease consists of a decrease in the Product Development Group's services of $1,038,000 offset by an increase in the Graphic Design Group's services of $275,000.

         Total creative consulting fees decreased by $425,000 for the three months ended June 30, 2001 versus the comparable period in 2000. This decrease consists of a decrease in the Product Development Group's services of $559,000 offset by an increase in the Graphic Design Group's services of $134,000. For the three and six months ended June 30, 2001, the Company continued to confront slowdowns in its consulting services.

         In addition to its traditional fee-for-service consulting, RefacDesign seeks opportunities, in appropriate situations, to share in the cost and risk of brand and product development in return for future royalties or venture equity. This is the basis upon which it is providing product development and graphic design services to its affiliate, Refac Consumer Products, Inc. ("RCP"). See "Manufacturing and Marketing of Consumer Products" below. Accordingly, while incurring the current expense of providing such services, RefacDesign does not derive any inter-company royalty revenues until RCP has sales from products covered by this arrangement. RIL is the owner of all of the intellectual property rights relating to the RCP product line that are not licensed from third parties. For the three and six months ended June 30, 2000, intercompany royalties from RCP sales were $12,000.

         Expenses decreased by $366,000 in the six month period ended June 30, 2001 as compared to 2000, which consist of decreases of $290,000 and $76,000 from the Product Development Group and the Graphic Design Group, respectively. These decreases are principally due to decreases in direct payroll. As a percentage of creative consulting fees, the cost of providing such services were 67% and 63% for the six months ended June 30, 2001 and 2000, respectively.

         Expenses decreased by $138,000 for the three month period ended June 30, 2001, as compared to 2000 which consist of decreases of $99,000 and $39,000 from the Product Development Group and the Graphic Design Group, respectively. As a percentage of creative consulting fees, the cost of providing such services were 70% and 61% for the three months ended June 30, 2001 and 2000, respectively. The six and three month percentage increases are due to external revenue declines preceding corresponding staff reductions and an increase in inter-company consulting services.

Marketing of Consumer Products
------------------------------

         In September 1999, the Company acquired Funatik Inc. and merged it into the newly formed RCP. Sales decreased $260,000 to $452,000 during the six months ended June 30, 2001 from $712,000 during the same period of 2000. For the six months ended June 30, 2000 sales principally

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

consisted of sales of imported consumer electronics sourced by RCP for a retailer which did not recur during the first half of 2001. Sales to this retailer amounted to $702,000 for the six months ended June 30, 2000. Sales of other consumer products increased by $442,000 to $452,000 for the six months ended June 31, 2001 as compared to the same period of 2000.

         As mentioned above under "Creative Consulting Services", all of RCP's industrial design, engineering and graphic design services are provided for by RefacDesign, without current charge, in exchange for future royalties based upon RCP's sales. RCP has no costs for the services as they are provided, but incur royalty expense based on actual product sales which utilize the creative work of RefacDesign. For the three and six months ended June 30, 2000, intercompany royalty expensed was $12,000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased by $306,000 in the six month period ended June 30, 2001 as compared to the previous year. The increase consists primarily of a net RCP increase of $173,000 which is mainly attributable to the launch of the MTV:MusicTelevision(TM) product line, a net increase of $234,000 in RefacDesign offset by a net reduction of $101,000 in Licensing of Intellectual Property Rights and general corporate expenses, including reduced costs associated with the closing of the Refac Licensing office in Connecticut.

         Selling, General and Administrative Expenses increased by $34,000 in the three month period ended June 30, 2001 as compared to the previous year. The increase consists primarily of a net RCP increase of $83,000, a net increase of $63,000 in RefacDesign offset by a net reduction of $112,000 in Licensing of Intellectual Property Rights and general corporate expenses.

         GOODWILL. In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" which was issued July 20, 2001. The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

           The Company will continue to amortize goodwill existing at June 30, 2001 under its current method until January 1, 2002. Thereafter, annual and quarterly goodwill amortization of $300,000 and $75,000, respectively, will no longer be recognized. By June 30, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at January 1, 2002, the Company will record an impairment loss in the March 31, 2002 quarter, as a cumulative effect of change in accounting principle.

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         INCOME TAX PROVISION. The Company's income tax provision of $424,000 for the six months ended June 30, 2001 reflects an effective tax rate of 34% (the Federal statutory corporate income tax rate) increased by 1% related to the amortization of goodwill acquired through the stock purchase of HumanFactors Industrial Design, Inc. (now referred to as RefacDesign's Product Development Group) which is not deductible for tax purposes and decreased by 1% as a result of the deferred tax benefit associated with the sale of KeyCorp having been realized. The effective tax rate for the three and six months ended June 30, 2000 was 33%.

         INFLATION. The Company's income from licensing operations is not materially affected by inflation. Likewise, while currency fluctuations can influence licensing-related revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash, cash equivalents, corporate bonds and U.S. Treasury Notes decreased $293,000 from $5,678,000 at December 31, 2000 to $5,385,000 at June
30, 2001. The Company believes its liquidity position is adequate to meet all current and projected financial needs.

         Net cash used in operations was $3,985,000 as compared to $2,177,000 for the same period of 2000, reflecting an increase of $1,808,000. Operating activities which used the most cash during the three months ended June 30, 2001 was the purchase of inventory.

         Net cash provided by investing activities increased $913,000 to $3,692,000 as compared with $2,779,000 for the same period of 2000. The increase is attributable to the redemption of investments held to maturity of $1,287,000 and a decrease in additions to property and equipment of $348,000 offset by a decrease in proceeds from sales of licensing-related securities of $722,000.

         RCP shipped over $940,000 in merchandise in July and, as of the end of July, there was a backlog of firm purchase orders for goods expected to ship before the end of the year in excess of $2,000,000.

         On July 27, 2001, the Company had open letters of credit to purchase goods for $112,000.

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

                                     REFAC
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
--------------------------

         Statements about the Company's future expectations and all other statements in this document other than historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933,
Section 21E of the Securities Exchange Act of 1934, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the "forward-looking statements" contained herein be subject to the above-mentioned statutory safe harbors. Since these statements involve risks and uncertainties and are subject to change at any time, the Company's actual results could differ materially from expected or inferred results. Moreover, there is no assurance that the Company's profitability objectives or G&A cost reductions will materialize or that its investment in RCP will prove profitable.

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


                                       REFAC



August 13, 2001                         /s/  Robert L. Tuchman
                                       -----------------------------------------
                                       Robert L. Tuchman, President and
                                       Chief Executive Officer



August 13, 2001                         /s/ Raymond A. Cardonne, Jr
                                       -----------------------------------------
                                       Raymond A. Cardonne, Jr, CFO
                                       (Principal Financial Officer)

EXHIBIT INDEX



Exhibit                                                                                  Page
  No.                                                                                    No.
-------                                                                                  ----
  10              Agreement, dated as of June 30, 2001, between
                  the Company, RIL and Bert Heinzelman
                  terminating his employment.


  27 Note 1 to the Company's Consolidated financial statements contained in the Company's Annual
                  Report on Form 10-K for the fiscal year ended
                  December 31, 2000 is incorporated herein by reference.