Form 10-Q
period 2001-09-30
REFAC
filed 2001-11-13
CIK 82788

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 2001

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

     The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of November 13, 2001 was 3,795,261

                                      REFAC

                                      INDEX
                                      -----
                                                                         Page
                                                                         ----
Part I. Financial Information

Condensed Consolidated Balance Sheets
   September 30, 2001 (unaudited) and December 31, 2000                   3


Condensed Consolidated Statements of Operations
   Nine and Three Months Ended September 30, 2001 and 2000 (unaudited)    4


Condensed Consolidated Statements of Cash Flows
   Nine Months Ended September 30, 2001 and 2000 (unaudited)              5


Notes to Condensed Consolidated Financial Statements (unaudited)          6-9


Management's Discussion and Analysis of Financial
   Conditions and Results of Operations                                   10-14


Part II. Other Information                                                15-16

                                      REFAC
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,                DECEMBER 31,
                                                                        2001                        2000
                                                               ----------------------     -----------------------
                                                                     (UNAUDITED)
ASSETS
------
Current Assets
  Cash  and cash equivalents                                              $7,537,000                  $5,678,000
  Royalties receivable                                                       733,000                   1,114,000
  Accounts receivable, net                                                 2,627,000                   1,070,000
  Investments being held to maturity                                       1,321,000                   4,649,000
  Inventory                                                                2,161,000                      91,000
  Prepaid expenses                                                           330,000                     651,000
                                                               ----------------------     -----------------------
  Total current assets                                                    14,709,000                  13,253,000
                                                               ----------------------     -----------------------

Property and equipment, net                                                2,475,000                   2,819,000
Licensing-related securities                                                    -                      2,096,000
Investments being held to maturity                                           444,000                     442,000
Deferred income taxes                                                        131,000                        -
Other assets                                                                 369,000                     262,000
Goodwill, net                                                              5,905,000                   6,031,000
                                                               ----------------------     -----------------------
                                                                         $24,033,000                 $24,903,000
                                                               ======================     =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable                                                          $333,000                    $289,000
  Accrued expenses & other current liabilities                               824,000                     501,000
  Amounts payable under service agreements                                   213,000                     435,000
  Taxes payable                                                               27,000                        -
  Deferred taxes                                                                -                        527,000
                                                               ----------------------     -----------------------
  Total current liabilities                                                1,397,000                   1,752,000
                                                               ----------------------     -----------------------

Other liabilities                                                            253,000                     397,000

Stockholders' Equity
  Common stock, $.10 par value                                               545,000                     545,000
  Additional paid-in capital                                               9,984,000                   9,984,000
  Retained earnings                                                       26,103,000                  25,228,000
  Accumulated other comprehensive income                                        -                      1,246,000
  Treasury stock, at cost                                                (13,874,000)                (13,874,000)
  Receivable from issuance of common stock                                  (375,000)                   (375,000)
                                                               ----------------------     -----------------------
  Total stockholders' equity                                              22,383,000                  22,754,000
                                                               --------------------------------------------------
                                                                         $24,033,000                 $24,903,000
                                                               ==================================================


See accompanying notes to the unaudited condensed consolidated financial statements

                                      REFAC
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                          NINE MONTHS                         THREE MONTHS
                                                                       ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                              ---------------------------------------------------------------------
                                                                    2001              2000                2001             2000
                                                              ---------------------------------------------------------------------

Revenues
  Licensing-related activities                                   $2,354,000        $2,954,000            $719,000         $914,000
  Creative services fees                                          4,055,000         5,100,000           1,216,000        1,498,000
  Consumer product sales                                          1,939,000           736,000           1,487,000           24,000
  Realized gains & dividends on licensing-related securities      1,828,000         3,801,000                   -        1,195,000
  Dividend and interest income                                      432,000           350,000              92,000          105,000
                                                              ---------------------------------------------------------------------
Total Revenues                                                   10,608,000        12,941,000           3,514,000        3,736,000
                                                              ---------------------------------------------------------------------

Costs and Expenses
  Licensing-related activities                                      494,000         1,027,000             170,000          246,000
  Creative service expenses                                       2,680,000         3,105,000             781,000          840,000
  Consumer product sales costs                                    1,418,000           493,000           1,069,000           17,000
  Selling, general and administrative expenses                    4,609,000         4,509,000           1,344,000        1,550,000
                                                              ---------------------------------------------------------------------
Total costs and expenses                                          9,201,000         9,134,000           3,364,000        2,653,000
                                                              ---------------------------------------------------------------------


Income before provision for taxes on income                       1,407,000         3,807,000             150,000        1,083,000
  Provision for taxes on income                                     532,000         1,162,000             108,000          264,000
                                                              ---------------------------------------------------------------------
Net income                                                         $875,000        $2,645,000             $42,000         $819,000
                                                              =====================================================================

                                                              ---------------------------------------------------------------------
Basic earnings per share                                              $0.23             $0.70               $0.01            $0.22
                                                              =====================================================================

                                                              ---------------------------------------------------------------------
Diluted earnings per share                                            $0.23             $0.70               $0.01            $0.22
                                                              =====================================================================

                                                              ---------------------------------------------------------------------
Diluted weighted average shares outstanding                       3,803,563         3,798,394           3,814,926        3,795,261
                                                              =====================================================================


See accompanying notes to the unaudited  condensed consolidated financial statements

                                      REFAC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        NINE MONTHS
                                                                                    ENDED SEPTEMBER 30,
                                                                            ------------------------------------
                                                                                  2001                2000
                                                                            ----------------    ----------------
Cash Flows from Operating Activities
       Net income                                                                  $875,000          $2,645,000
       Adjustments to reconcile net income to net cash
         used in operating activities:
            Depreciation and amortization                                           834,000             597,000
            Realized gains on sale of licensing-related securities               (1,813,000)         (3,612,000)
            Deferred compensation                                                  (144,000)            (24,000)
            Deferred income taxes                                                   (16,000)           (395,000)
            Write down of long-term asset                                           28,000                 -
            (Increase) decrease in assets:
               Due from broker                                                         -             (1,313,000)
               Royalties receivable                                                 381,000            (106,000)
               Accounts receivable                                               (1,557,000)            (92,000)
               Prepaid expenses                                                     321,000            (134,000)
               Prepaid taxes                                                         27,000            (571,000)
               Inventory                                                         (2,070,000)           (151,000)
               Other assets                                                      (147,000)               12,000
            Increase (decrease) in liabilities:
               Accounts payable and accrued expenses                                367,000            (435,000)
               Amounts payable under service agreements                            (222,000)            191,000
                                                                            ----------------    ----------------
Net cash (used in) operating activities                                          (3,136,000)         (3,388,000)
                                                                            ----------------    ----------------

Cash Flows from Investing Activities
       Proceeds from sales of licensing-related securities                        2,020,000           4,026,000
       Proceeds from investments being held to maturity                           3,365,000           1,783,000
       Proceeds from disposition of fixed asset                                      18,000                -
       Purchase of investments being held to maturity                                  -             (3,485,000)
       Additions to property and equipment                                         (308,000)           (700,000)
       Additions to goodwill                                                       (100,000)               -
                                                                            ----------------    ----------------
Net cash provided by investing activities                                         4,995,000           1,624,000
                                                                            ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                              1,859,000          (1,764,000)

Cash and cash equivalents at beginning of period                                  5,678,000           5,158,000
                                                                            ----------------    ----------------
Cash and cash equivalents at end of period                                       $7,537,000          $3,394,000
                                                                            ================    ================


See accompanying notes to the unaudited condensed consolidated financial statements

                                      REFAC

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of Refac (the "Company") at September 30, 2001, and the results of its operations, its cash flows and comprehensive income for the nine month interim periods presented.

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

----------------------------------------------------------------------------------------------------------------
                                                         Nine Months Ended              Three Months Ended
                                                           September 30,                   September 30,
----------------------------------------------------------------------------------------------------------------
                     Description                         2001            2000          2001              2000
----------------------------------------------------------------------------------------------------------------
Basic shares                                           3,795,261       3,795,261     3,795,261         3,795,261
----------------------------------------------------------------------------------------------------------------
Dilution: Stock Options and Warrants                       8,302           3,133        19,665                 0
----------------------------------------------------------------------------------------------------------------
Diluted Shares                                         3,803,563       3,798,394     3,814,926         3,795,261
----------------------------------------------------------------------------------------------------------------
Income available to common shareholders                 $875,000      $2,645,000       $42,000          $819,000
----------------------------------------------------------------------------------------------------------------
Basic earnings per share                                $0.23         $0.70              $0.01             $0.22
----------------------------------------------------------------------------------------------------------------
Diluted earnings per share                              $0.23         $0.70              $0.01             $0.22
----------------------------------------------------------------------------------------------------------------

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

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The following information about the business segments is for the nine month period ended September 30, 2001.

-------------------------------------------------------------------------------------------------------------------
                                          Licensing of                           Manufacture
                                          Intellectual          Creative        and Marketing
                                            Property           Consulting        of Consumer
          Description                        Rights             Services          Products               Total
-------------------------------------------------------------------------------------------------------------------
     Total revenues                       $4,225,000           $4,379,000        $2,004,000           $10,608,000
-------------------------------------------------------------------------------------------------------------------
     Segment profit (loss)                 3,320,000             (986,000)         (927,000)            1,407,000
-------------------------------------------------------------------------------------------------------------------
     Segment assets                       10,491,000            7,407,000         6,135,000            24,033,000
-------------------------------------------------------------------------------------------------------------------
     Expenditure for segment                  35,000               41,000           232,000               308,000
     assets
-------------------------------------------------------------------------------------------------------------------

     The following information about the business segments is for the nine month period ended September 30, 2000.

-------------------------------------------------------------------------------------------------------------------
                                          Licensing of                           Manufacture
                                          Intellectual          Creative        and Marketing
                                            Property           Consulting        of Consumer
          Description                        Rights             Services          Products               Total
-------------------------------------------------------------------------------------------------------------------
     Total revenues                       $7,010,000           $5,180,000         $751,000            $12,941,000
-------------------------------------------------------------------------------------------------------------------
     Segment profit (loss)                 5,095,000             (271,000)      (1,017,000)             3,807,000
-------------------------------------------------------------------------------------------------------------------
     Segment assets                       14,392,000           10,147,000        1,327,000             25,866,000
-------------------------------------------------------------------------------------------------------------------
     Expenditure for segment                 360,000              280,000           60,000                700,000
     assets
-------------------------------------------------------------------------------------------------------------------

     The following information about the business segments are for the three month period ended September 30, 2001.

-------------------------------------------------------------------------------------------------------------------
                                          Licensing of                           Manufacture
                                          Intellectual          Creative        and Marketing
                                            Property           Consulting        of Consumer
          Description                        Rights             Services          Products               Total
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
   Total revenues                          $728,000           $1,285,000         $1,501,000           $3,514,000
-------------------------------------------------------------------------------------------------------------------
   Segment profit (loss)                    428,000             (211,000)           (67,000)             150,000
-------------------------------------------------------------------------------------------------------------------
   Expenditure for segment                   15,000               10,000             72,000               97,000
   assets
-------------------------------------------------------------------------------------------------------------------

                                           REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)




     The following information about the business segments are for the three month period ended September 30, 2000.

-------------------------------------------------------------------------------------------------------------------
                                          Licensing of                           Manufacture
                                          Intellectual          Creative        and Marketing
                                            Property           Consulting        of Consumer
          Description                        Rights             Services          Products                Total
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

   Total revenues                        $2,326,000            $1,403,000          $7,000               $3,736,000
-------------------------------------------------------------------------------------------------------------------
   Segment profit (loss)                  2,044,000              (491,000)       (470,000)               1,083,000
-------------------------------------------------------------------------------------------------------------------
   Expenditure for segment                   79,000                49,000           3,000                  131,000
   assets
-------------------------------------------------------------------------------------------------------------------

     5. Comprehensive income (loss) consists of net income or loss for the current period as well as income, expenses, gains, and losses arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company's licensing-related securities, net of taxes and foreign currency translation adjustments.

     The components of comprehensive income (loss), net of related tax, for the nine month periods ended September 30, 2001 and 2000 are as follows:

-------------------------------------------------------------------------------------
   Description                                                2001            2000
-------------------------------------------------------------------------------------
   Net income                                               $875,000      $2,645,000
-------------------------------------------------------------------------------------
   Less: Comprehensive losses, net of tax
-------------------------------------------------------------------------------------
   Unrealized holding gains (losses), net                       -            260,000
-------------------------------------------------------------------------------------
   Reclassification adjustment, net                       (1,197,000)     (2,497,000)
-------------------------------------------------------------------------------------
   Comprehensive income (loss)                             ($322,000)       $408,000
-------------------------------------------------------------------------------------

         The components of accumulated other comprehensive income, net of related tax, at December 31, 2000 consist of unrealized gains on licensing-related securities.

     6. On September 30, 2001, inventory consisted of finished goods. As of October 24, 2001, the Company had open letters of credit to purchase goods for $453,000.

     7. On December 20, 1999, a claim was brought against the Company, as a nominal defendant, and certain of its directors in the Supreme Court of the State of New York, New York County, by a shareholder purporting to state claims against the Company and certain members of the Company's

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Board of Directors for breach of fiduciary duty and waste arising out of a Stock Repurchase Agreement and a Retirement Agreement entered into in December 1996 between the Company and its then Chairman and Chief Executive Officer, Eugene Lang. On February 16, 2001, the Court entered a memorandum decision and order granting the motion of the defendant directors and the Company to dismiss the complaint in its entirety. A judgment to that effect was entered on February 26, 2001 and the plaintiff filed a notice of appeal. On October 31, 2001, the plaintiff filed a Notice of Withdrawal of Appeal with the Court.

     8. In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" which were issued July 20, 2001. The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

     The Company will continue to amortize goodwill existing at September 30, 2001 under its current method until January 1, 2002. Thereafter, annual and quarterly goodwill amortization of $334,000 and $83,000, respectively, will no longer be recognized. By June 30, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at January 1, 2002, the Company will record an impairment loss in the March 31, 2002 quarter, as a cumulative effect of change in accounting principle.

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     REVENUES for the nine months ended September 30, 2001 were $10,608,000 as compared to $12,941,000 for the comparable period in 2000. The $2,333,000 revenue decrease, is principally due to decreases in (i) realized gains and dividends on licensing-related securities ($1,973,000), (ii) creative consulting fees ($1,045,000), (iii) patent license fees ($322,000) and (iv) trademark agency fees ($278,000), offset by an increase in sales of consumer products of $1,203,000.

     Revenues for the three months ended September 30, 2001 were $3,514,000 as compared to $3,736,000, for the comparable period in 2000. The decrease of $222,000 is principally due to decreases in (i) realized gains and dividends on licensing-related securities ($1,195,000), (ii) creative consulting fees ($282,000), (iii) patent license fees ($115,000) and (iv) trademark agency fees ($80,000), offset by an increase in sales of consumer products of $1,463,000.

     Revenues for the nine and three months are summarized as follows:

------------------------------------------------------------------------------------------------------------------
                                                                 For the Nine Months       For the Three Months
                                                                  Ended September 30,       Ended September 30,
------------------------------------------------------------------------------------------------------------------
                 Description                                       2001      2000          2001             2000
------------------------------------------------------------------------------------------------------------------
   Revenues from licensing-related activities                       22%       23%           20%              24%
------------------------------------------------------------------------------------------------------------------
   Realized gains on sales and dividends from                       17%       29%            0%              32%
   licensing-related securities
------------------------------------------------------------------------------------------------------------------
   Creative consulting services                                     39%       39%           35%              40%
------------------------------------------------------------------------------------------------------------------
   Consumer product sales                                           18%        6%           42%               1%
------------------------------------------------------------------------------------------------------------------
   Dividends and interest                                            4%        3%            3%               3%
------------------------------------------------------------------------------------------------------------------
   Total                                                           100%      100%          100%             100%
------------------------------------------------------------------------------------------------------------------

Licensing of Intellectual Property Rights
-----------------------------------------

     Revenues from Licensing-Related Activities consist of recurring royalty payments for the use of licensed patents and trademarks, non-recurring, lump sum license payments, agency fees and service fees. Patent licensing income and trademark agency fees decreased $600,000 for the nine months ended September 30, 2001 as compared to the same period of 2000. This decrease is principally attributable to a lack of revenues from non-recurring license fees during the nine month period ending September 30, 2001 versus $334,000 for the same period of 2000, a decline in trademark agency fees of $278,000, offset by an increase in recurring patent licensing income of $12,000.

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     Patent licensing income and trademark agency fees decreased $195,000 for the three months ended September 30, 2001 as compared to the same period of 2000. This decrease is principally attributable to a lack of revenues from non-recurring license fees during the three months ended September 30, 2001 versus $86,000 for the same period of 2000, a decline in trademark agency fees of $80,000 and a decrease in recurring patent licensing income of $29,000.

     Expenses from Licensing-Related Activities consist principally of amounts paid to licensors at contractually stipulated percentages of the Company's specific patent and product revenues and, in addition, includes expenses related to the investigation, marketing, administration, enforcement, maintenance and prosecution of patent, trademarks and license rights and related licenses. Licensing-related expenses decreased by $533,000 for the nine months ended September 30, 2001. As a percentage of licensing revenues, these expenses were 21% and 35% in 2001 and 2000, respectively. The decrease in 2001 over 2000 is principally due to a decline in client expenses related to the revenue decrease and a decrease in licensing-related salaries and benefits as the Company focused on managing existing relationships.

     Licensing-related expenses decreased $76,000 for the three months ended September 30, 2001, as compared to the same period of 2000. As a percentage of licensing revenues, these expenses were 24% and 27% for the three months ended September 30, 2001 and 2000, respectively.

     Income from Licensing-Related Securities consist of gains on sales and dividends received on securities acquired by the Company in connection with its licensing activities. Gains and dividends for the nine and three months ended September 30, 2001 decreased by $1,973,000 and $1,195,000, respectively. The planned liquidation of the KeyCorp stock position was completed during the quarter ended June 30, 2001.

Creative Consulting Services
----------------------------

     Creative Consulting Services consist of product development and graphic design services provided by the Product Development Group (which was acquired by the Company in November, 1997) and the Graphics Design Group (which was acquired in November, 1999). In January 2001, the Company consolidated the operations of these groups and now offers its creative services under the name RefacDesign. Total creative consulting fees decreased by $1,045,000 for the nine months ended September 30, 2001 versus the comparable period in 2000. This decrease consists of a decrease in the Product Development Group's services of $1,224,000 and an increase in the Graphic Design Group's services of $179,000.

     Total creative consulting fees decreased by $282,000 for the three months ended September 30, 2001 versus the comparable period in 2000. This decrease consists of a decrease in the Product

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Development and the Graphic Design Group's services of $186,000 and $96,000, respectively. For the three and nine months ended September 30, 2001, the Company continued to confront slowdowns in its consulting services.

     In addition to its traditional fee-for-service consulting, the Company seeks opportunities, in appropriate situations, to share in the cost and risk of brand and product development in return for venture equity. This is the basis upon which RefacDesign (a division of Refac International, Ltd.) is providing product development and graphic design services to Refac Consumer Products, Inc. ("RCP"). See "Manufacturing and Marketing of Consumer Products" below. Refac International, Ltd. is the owner of all of the intellectual property rights relating to the RCP product line that are not licensed from third parties.

     Expenses decreased by $425,000 in the nine month period ended September 30, 2001 as compared to 2000, which consist of a decrease of $516,000 from the Product Development Group and an increase of $91,000 from the Graphic Design Group. The decrease is principally due to decreases in direct payroll. As a percentage of creative consulting fees, the costs of providing such services were 66% and 61% for the nine months ended September 30, 2001 and 2000, respectively.

     Expenses decreased by $59,000 for the three month period ended September 30, 2001, as compared to 2000 which consist of a decrease of $226,000 from the Product Development Group and an increase of $167,000 from the Graphic Design Group, respectively. As a percentage of creative consulting fees, the costs of providing such services were 64% and 56% for the three months ended September 30, 2001 and 2000, respectively. The nine and three month percentage increases are due to external revenue declines preceding corresponding staff reductions and an increase in inter-company consulting services.

Manufacturing and Marketing of Consumer Products
------------------------------------------------

     In September 1999, the Company acquired Funatik Inc. and merged it into the newly formed RCP. Sales increased $1,203,000 to $1,939,000 during the nine months ended September 30, 2001 from $736,000 during the same period of 2000. For the nine months ended September 30, 2000 sales principally consisted of sales of imported consumer electronics sourced by RCP for a retailer. Sales to this retailer amounted to $49,000 and $702,000 for the nine months ended September 30, 2001 and 2000, respectively. Sales of other consumer products increased by $1,856,000 to $1,890,000 for the nine months ended September 30, 2001 as compared to the same period of 2000.

     For the three months ended September 30, 2001, sales increased $1,463,000 to $1,487,000. The increase in sales is mainly attributable to the launch of the MTV:MusicTelevision(TM) product line.

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased by $100,000 in the nine month period ended September 30, 2001 as compared to the previous year. The increase consists primarily of an increase in (i) RCP ($150,000) mainly attributable to the launch of the MTV:MusicTelevision(TM) product line and (ii) RefacDesign ($152,000), offset by a reduction in Licensing of Intellectual Property Rights and general corporate expenses ($202,000).

     Selling, General and Administrative Expenses decreased by $206,000 in the three month period ended September 30, 2001 as compared to the previous year. The decrease consists of a decrease in RCP of $22,000, a decrease of $81,000 in RefacDesign and a net reduction of $103,000 in Licensing of Intellectual Property Rights and general corporate expenses.

     Since January 2001, monthly corporate overhead (exclusive of salaries) has been reduced by an average of approximately $15,000. This reduction will be increased by approximately $22,000 per month as of October 1, 2001 as a result of subleasing a portion of our premises (10,000 sq. ft.) for a forty-four month period.

     INCOME TAX PROVISION. The Company's income tax provision of $532,000 for the nine months ended September 30, 2001 reflects an effective tax rate of 38%. The Federal statutory corporate income tax rate increased by 4% related to the amortization of goodwill acquired through the stock purchase of HumanFactors Industrial Design, Inc. (now referred to as RefacDesign's Product Development Group) which is not deductible for tax purposes. The effective tax rate for the nine months ended September 30, 2000 was 31%.

     INFLATION. The Company's income is not materially affected by inflation. Likewise, while currency fluctuations can influence licensing-related revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash, cash equivalents, corporate bonds and U.S. Treasury Notes increased $1,859,000 from $5,678,000 at December 31, 2000 to $7,537,000 at September 30,
2001. The Company believes its liquidity position is adequate to meet all current and projected financial needs.

     Net cash used in operations was $3,136,000 as compared to $3,388,000 for the same period of 2000, reflecting a decrease of $252,000. Operating activities which used the most cash during the nine months ended September 30, 2001 was the purchase of inventory and an increase in RCP receivables.

     Net cash provided by investing activities increased $3,371,000 to $4,995,000 as compared

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

with $1,624,000 for the same period of 2000. The increase is principally attributable to the redemption of investments held to maturity of $1,582,000, a decrease in purchases of investments held to maturity of $3,485,000 and a decrease in additions to property and equipment and goodwill of $292,000 offset by a decrease in proceeds from sales of licensing-related securities of $2,006,000.

     On October 24, 2001, the Company had open letters of credit to purchase goods for $453,000.

     The Company has commitments under leases covering its facilities and under a Retirement Agreement with its founder and former Chief Executive Officer (which has been provided for in the financial statements).

FORWARD LOOKING STATEMENTS
--------------------------

     Statements about the Company's future expectations and all other statements in this document other than historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the "forward-looking statements" contained herein be subject to the above-mentioned statutory safe harbors. Since these statements involve risks and uncertainties and are subject to change at any time, the Company's actual results could differ materially from expected or inferred results. Moreover, there is no assurance that the Company's profitability objectives will materialize or that its investment in RCP will prove profitable.

Part II. Other Information

Item 6. Exhibit and Reports on Form 8-K
---------------------------------------

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


                                             REFAC



November 13, 2001                            /s/ Robert L. Tuchman
                                             -----------------------------------
                                             Robert L. Tuchman, President and
                                             Chief Executive Officer





November 13, 2001                            /s/ Raymond A. Cardonne, Jr
                                             -----------------------------------
                                             Raymond A. Cardonne, Jr, CFO
                                             (Principal Financial Officer)

                                 EXHIBIT INDEX



Exhibit
  No.
-------



  27 Note 1 to the Company's Consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is incorporated herein by reference.