Form 10-K405
period 2001-12-31
REFAC
filed 2002-04-01
CIK 82788

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              ----------------------------------------------------

                   For the Fiscal Year Ended December 31, 2001

                          Commission File Number 0-7704

                                      REFAC
                                      -----

              Delaware                                     13-1681234
   -------------------------------                      ------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

                115 River Road, Edgewater, New Jersey 07020-1099
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 2002 was $10,247,205.

         The number of shares outstanding of the registrant's Common Stock, par value $.10 per share, as of March 21, 2002 was 3,795,261.

                                     PART I

Item 1. Business

Plan to Reposition the Company for Sale or Liquidation

         On March 22, 2002, the Company announced that, after considering the market capitalization of its stock in relation to its book value and net tangible book value, the business segments in which it operates and the current economic climate, the Board of Directors has concluded that Refac's stockholders will derive more value if the Company is sold or liquidated than they are likely to enjoy if the Company continues to operate in its current business segments. Accordingly, the Company will reposition itself for sale or liquidation.

         Since the sale or liquidating value of the Company is dependent upon the consideration that it can realize from the sale of its existing business segments and assets and the amounts required to satisfy its liabilities and obligations, it is not possible to determine the amount of cash or other assets that it will have after completion of these transactions. It should also be noted that payment of the purchase price under one or more of these transactions might extend over a period of years as might the settlement of some of the Company's obligations, including, but not limited to its leasehold. While no time limit has been set to complete the repositioning of the Company, the Company currently estimates that it can take up to 2 years. The Company views all its business segments as viable and will continue to operate all of them on a going-concern basis pending sale.

General

         Refac was incorporated in the State of Delaware in 1952 and is referred to herein as the "Company" or "Registrant". For 50 years, the Company has been a recognized international leader in intellectual property management. Today, it is a leading consulting firm with expertise in licensing, product development and graphic design and communications. In addition to its fee for service consulting business, in the past, the Company looked for opportunities to invest its creative services and licensing skills in new product development ventures that involved brands and/or technologies and had substantial long-term potential. Given its decision to position itself for sale or liquidation, it will not seek or make any investments in new ventures.

Financial Information About Segments

         The information required by this section is included on pages 30 through 32 in Note 7 of the Notes to the Consolidated Financial Statements.

Intellectual Venture Capital

         Prior to 2002, the Company looked for opportunities to invest the industrial and graphic design services of RefacDesign and the licensing capabilities of Refac Licensing in new product development ventures involving brands and/or technologies. The Company refers to this activity as "Intellectual Venture Capital". In such instances, the Company would share in the cost and risk of brand and product development in return for future royalties or venture equity. An example of such an investment was the formation of Refac Consumer Products, Inc. ("RCP") and its acquisition of manufacturing and marketing licenses from MTV Consumer Products (electronic music products) and Volkswagen (New Beetle(TM) clock radio, sport radio and travel alarm clock). See "Manufacturing and Marketing of Consumer Products" below. Another example was the Company's development for OXO International of some of the OXO(R) Good Grips(R) housewares and, to date, all of the OXO Good Grips hand tools on a royalty basis. Given its decision to position itself for sale or liquidation, it will not seek or make any investments in new ventures, but will continue to invest in and support its existing investment in RCP.

Creative Design Consulting Services

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

     Industrial Design

         RefacDesign offers a broad range of research, product design and engineering services to help its clients develop new products. It merges the disciplines of applied human factors, industrial design and engineering and is known for its expertise in designing and/or engineering (i) medical-surgical devices, (ii) medical and other industrial equipment and (iii) consumer products.

     Graphic Design

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

         The following schedule sets forth the percentage of the Company's total revenues derived from Industrial Design and Graphic Design services:

------------ ------------------ --------------------
                Industrial            Graphic
Year             Design               Design
------------ ------------------ --------------------
2001               19%                 18%
------------ ------------------ --------------------
2000               23%                 15%
------------ ------------------ --------------------
1999               20%                 3%
------------ ------------------ --------------------

         Competition. The creative design consulting industry is highly fragmented, with a lack of dominant market leaders. Since the barriers to entry, including capital requirements, are relatively low, there are a large number of small regional firms. RefacDesign faces strong competition from other design firms and its ability to attract clients is dependent upon its reputation and ability to deliver distinctive products, graphics and packaging that meet its clients' requirements in a timely fashion. In addition, the success of the design business is dependent upon its ability to attract and retain talented personnel.

Intellectual Property Licensing

         During 2001, the Company offered patent, technology, copyright, brand and trademark licensing services through RIL and its 81% owned subsidiary, Refac Licensing, Inc. ("RL").

         The Company formed RL in January 1998, in conjunction with Arlene Scanlan, an industry veteran with 20 years experience, to operate as a full service trademark licensing agency and consultant for brand and character licensing properties. In connection with such formation, Ms. Scanlan acquired a 19% interest in RL and entered into an employment agreement with RL, which had a term expiring on December 31, 2002. Given the Company's change in direction and the lack of operating success in this business, the Company and Ms. Scanlan have agreed to a termination of her employment agreement and stock option agreements to purchase 55,000 shares of the Company's stock, effective as of January 31, 2002, and to a conveyance of her 19% interest in RL to the Company. RL will be liquidated or merged into RIL, which will assume responsibility for all of the Company's licensing activities. Ms. Scanlan will serve as a consultant to the Company for the balance of 2002, devoting up to two days per week to the Company's licensing business.

         For the past 50 years, the Company has been performing patent and technology licensing, which includes the negotiation and administration of licenses and joint ventures involving patents, know-how and related trademarks. Today, the Company is focused on managing established licensing relationships. It has not undertaken any new technology licensing projects during its last three fiscal years and, given its decision to position itself for sale or liquidation, it is highly unlikely that it will undertake any such projects in 2002.

         Except for its contracts with Patlex Corporation and Emhart Fastening Teknologies, Inc. which accounted for approximately 13% and 6%, respectively, of the Company's total revenues in

2001, the Company does not believe that the loss or termination of any contract it has with its clients or licensees would have a materially adverse effect on its business. The most commercially significant patent owned by Patlex Corporation is the Gas Discharge Laser Patent (U.S. Patent No. 4,704,583), which expires in November 2004.

         With respect to any patents or group of related patents that are now the subject of one or more income-producing licenses, the Company does not believe that there is any currently foreseeable circumstance under which the Company would lose its rights to grant licenses.

         Patents and Trademarks. The Company does not own any patents or trademarks that it deems important to its patent and technology licensing business.

Manufacturing and Marketing of Consumer Products

         In September 1999, the Company formed Refac Consumer Products, Inc. ("RCP") to develop and market a line of proprietary consumer electronics products and also acquired Funatik Inc. which was subsequently merged into RCP.

         RCP's product line, which is manufactured in Asia, has been developed in-house by RefacDesign and includes MTV: Music Television(TM) branded CD Players, Boomboxes, Headphones and Radios; a Volkswagen New Beetle(TM) branded travel clock, clock radio and sport radio; a Refac(TM) branded Emergency Handcranked Radio with Beacon, Sonica(TM)Universal Voice Activated Remote Control, Digital Radio and Shower, Bath and Spa Stereo.

         In November 2000, the Company signed a licensing agreement with Pennzoil-Quaker State Company to develop a line of automotive-related consumer products under the Pennzoil(R) brand. In February 2002, this agreement was terminated by mutual agreement.

          The MTV product line was introduced at the January 2001 Consumer Electronics Show. RCP is now marketing this product line as well as its New Beetle and Refac branded products to music retailers, electronic retailers, toy retailers, discounters, on-line retailers, catalog houses and department stores. During 2001, sales to Toys "R" Us, Inc. accounted for approximately 12% of the Company's total revenues and 45% of RCP's revenues. Sales to Musicland Retail, Inc. accounted for approximately 24% of RCP's revenues. Since RCP's long-term success is dependent upon establishing and maintaining strong relationships with major retailers, the loss of either of these customers would adversely affect its future prospects.

         Licenses. In June 2000, RCP entered into a multi-year license agreement with MTV Networks, a division of Viacom International Inc. ("MTVN"), for the exclusive use of the MTV: Music Television name, trademark and logo on certain audio products including radios, CD Players, Boomboxes and Headphones throughout the United States. Subsequently, by amendment, RCP's territory was expanded to include Canada and Mexico. This license agreement runs until September 30, 2004 with renewal rights for an additional 27 months based upon attaining certain sales and dependent upon MTVN's determination, in good faith, that RCP has performed satisfactorily during the initial term.

         RCP's business is materially dependent upon the MTV: Music Television license and should it be terminated, RCP would be materially adversely affected. The license agreement provides that it would constitute an event of default if RCP sells or otherwise disposes of all or substantially all of its businesses or assets to a third party, or control or ownership of RCP is changed or transferred. Thus, any sale, or change in control, of RCP would require MTVN's approval. In the opinion of the Company, it enjoys a good working relationship with MTVN.

         Competition. The consumer electronics industry is highly competitive. Many of the Company's competitors have longer operating histories, stronger brands, broader product lines and much greater financial resources and advertising budgets than the Company. The Company is new to this industry and there can be no assurance that it will be (i) successful in getting and maintaining retail shelf space, (ii) able to establish the MTV brand in this category and/or (iii) able to compete effectively in this marketplace.

         Dependence on Contract Manufacturers. The Company conducts substantially all of its manufacturing operations through contract manufacturers which are located in the People's Republic of China (the "PRC"). The Company does not have long-term supply contracts with its manufacturers. Foreign manufacturing is subject to a number of risks, including but not limited to transportation delays and interruptions, political and economic disruptions, the imposition of tariffs and import and export controls and changes in governmental policies. While the Company, to date, has not experienced any material adverse effects due to such risks, there can be no assurance that such events will not occur in the future and possibly result in increases in costs and delays of, or interferences with, product deliveries resulting in losses of sales and goodwill.

         Inflation and Seasonality. The Company has only recently introduced its product line and has not been significantly affected by inflation. The Company's sales are expected to be seasonal in nature, reflecting peak sales in the second and third quarters and slower sales in the first and fourth quarters.

         Changing Consumer Preferences and Technology; Reliance on New Product Introduction. As a result of changing consumer preferences and technology, many consumer electronics products are marketable for only a few years. There can be no assurance that RCP's products and product lines will achieve an acceptable degree of market acceptance, or that if such acceptance is achieved, it will be maintained for any significant period of time. Furthermore, sales of RCP's existing products are expected to decline over time and may decline at rates faster than expected. RCP's success is dependent upon its ability to enhance existing product lines and develop new products and product lines. The failure of RCP's new products and product lines to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on the Company's results of operations.

         Inventory Management. Most of the RCP's larger retail customers utilize an inventory management system to track sales of products and rely on reorders being rapidly filled by RCP and other suppliers rather than maintaining large product inventories. These types of systems put pressure on suppliers like RCP to promptly fill customer orders and also shift some of the inventory risk from the retailer to suppliers. Production of excess products by RCP to meet anticipated retailer demand could result in price markdowns and increased inventory carrying costs for RCP. Similarly, if RCP fails to predict consumer demand for a product, it may not be able to deliver an adequate supply of products on a timely basis and will, as a result, lose sales opportunities.

         Returns, Markdowns and Purchase Order Cancellations. As is customary in the consumer electronics industry, RCP has, on occasion, (i) permitted certain customers to return slow-moving items for credit, (ii) provided price protection to certain customers by making any price reductions effective as to certain products then held by such customers in inventory and (iii) accepted customer cancellations of purchase orders issued to the Company. RCP expects that it will continue to be required to make such accommodations in the future. Any significant increase in the amount of returns, markdowns or purchase order cancellations could have a material adverse effect on the Company's results of operations.

         Government Regulations. Pursuant to the Tariff Act of 1930, as amended, the Trade Act of 1974 and regulations promulgated thereunder, the United States government charges tariff duties, excess charges, assessments and penalties on many imports. These regulations are subject to constant change and revision by government agencies and by action by the United States Trade Representative and may have the effect of increasing the cost of goods purchased by RCP or limiting quantities of goods available to RCP from its overseas suppliers.

         On November 11, 2001 the People's Republic of China accepted the Protocol on the Accession Agreement to the World Trade Organization and was granted official membership into the World Trade Organization on December 11, 2001. If status for China is restricted or revoked in the future, our cost of goods purchased from Chinese vendors and imported into the United States is likely to increase. A resultant change in suppliers would likely have an adverse effect on our operations and, possibly, earnings, although management believes such adversity would be short-term as a result of its ability to find alternative suppliers.

         Product Safety and Liability, Regulation. Products that have been or may be developed or sold by RCP may expose the Company to potential liability from personal injury or property damage claims by end-users of such products. The Company has never been and is not presently a defendant in any product liability lawsuit; however, there can be no assurance that such a suit will not be brought in the future against the Company. The Company currently maintains product liability insurance coverage in the amount of $1.0 million per occurrence, with a $5.0 million excess umbrella policy. There can be no assurance that the Company will be able to maintain such coverage or obtain additional coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Moreover, even if the Company maintains adequate insurance, any successful claim could materially and adversely affect the reputation and prospects of the Company, as well as divert management time. The Consumer Product Safety Commission has the authority under certain federal laws and regulations to protect consumers from hazardous goods. The Consumer Product Safety Commission may exclude goods from the market that it determines are hazardous, and may require a manufacturer to repurchase such goods under certain circumstances. Some state, local and foreign governments have similar laws and regulations. In the event that such laws or regulations change or the Company is found in the future to have violated any such law or regulation, the sale of the relevant product could be prohibited and the Company could be required to repurchase such products.

Employees

         As of December 31, 2001, the Company had a total of 37 full time employees and 1 part time employee.

Financial Information About Foreign and Domestic Operations and Product Sales

         The Company's business is principally conducted in the United States. Information concerning the aggregate of the Company's foreign source revenues from domestic operations for the three years ended December 31, 2001 is set forth in Note 7 of the Notes to the Company's Consolidated Financial Statements, included herein. The Company is subject to the usual risks of doing business abroad, particularly currency fluctuations and foreign exchange controls.

Item 2. Properties

         In May 1999, the Company relocated its corporate headquarters and creative studios to a newly constructed leased facility located at The Hudson River Pier, 115 River Road, Edgewater, New Jersey, which encompasses approximately 30,000 square feet. The Company currently occupies approximately 20,000 square feet of such premises as the corporate offices and creative studios for the Company and its domestic subsidiaries, other than Refac Financial Corporation ("RFC"). Pursuant to a Sublease Agreement, dated October 1, 2001, the balance of approximately 10,000 square feet is being leased to a third party for a 44 month term, which terminates in May 2005. The Company's lease for the premises expires in November 2009 but it has two successive five-year renewal options.

         In connection with the corporate relocation in 1999, the Company subleased to a third party the offices and studio previously occupied by Refac HumanFactors-ID (10,000 square feet located at 575 Eighth Avenue, New York, New
York) for the remaining term of the lease, which expires on December 31, 2003.

         Since 1995, RFC has leased office facilities in Las Vegas, Nevada under a lease which is terminable on thirty (30) days notice. The Company considers the Las Vegas leased premises to be suitable and adequate for RFC's present needs.

Item 3. Legal Proceedings

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

         The Company had 583 stockholders of record as of March 21, 2002. The Company did not pay cash dividends during the three year period ended December 31, 2001. Given the Company's plans to position itself for sale or liquidation, it does not intend to pay any future regular dividends to stockholders.

                                                   2001              2000
                                             ---------------   ---------------

Closing market price of common stock          High     Low      High     Low
                                             ------   ------   ------   ------
First quarter                                $3.125   $2.200   $5.375   $3.750
Second quarter                               $2.650   $2.000   $4.000   $3.000
Third quarter                                $3.900   $2.550   $3.626   $3.000
Fourth quarter                               $3.050   $2.160   $3.250   $2.250
                                             ------   ------   ------   ------

         The Company's common stock is listed on the American Stock Exchange under the symbol REF.

Item 6. Selected Financial Data

                                          2001           2000          1999         1998           1997
                                       -----------   -----------   -----------   -----------   -----------
Total revenues                         $14,199,000   $17,014,000   $14,452,000   $15,272,000   $11,440,000

Net income                             $ 1,084,000   $ 2,929,000   $ 3,673,000   $ 4,735,000   $ 5,191,000

Earnings  per common share - diluted   $      0.29   $      0.77   $      0.97   $      1.21   $      1.36

Total assets                           $24,387,000   $24,903,000   $27,847,000   $30,565,000   $37,142,000

Dividends                                       --            --            --            --   $ 2,701,000

Shareholders' Equity                   $22,592,000   $22,754,000   $22,791,000   $24,165,000   $22,623,000
                                       -----------   -----------   -----------   -----------   -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         REVENUES were $14,199,000 in 2001 as compared to $17,014,000 in 2000 and $14,452,000 in 1999. The 17% decrease in the 2001 revenues of $2,815,000 is principally due to decreases of $1,247,000 in creative consulting services, $977,000 in licensing-related activities and $3,226,000 in gains and dividends related to licensing-related securities (KeyCorp), offset by an increase of $2,731,000 in consumer product sales. With respect to the decline in revenues in gains and dividends related to licensing-related securities, the Company's planned liquidation of licensing-related securities (KeyCorp) was completed during the second quarter of 2001. During 2000, such gains and dividends accounted for revenues and net income of $5,054,000 and $3,386,000, respectively, as compared to only $1,828,000 and $1,210,000, respectively, in 2001.

         The increase in revenues from 1999 to 2000 of $2,562,000, or 18%, is principally due to increases of $3,101,000 in creative consulting services, $410,000 in consumer product sales and $174,000 in dividend and interest income, offset by decreases of $770,000 in gains on the sale of licensing-related securities, a decrease of $186,000 in dividend income from licensing-related securities and $167,000 in licensing-related activities.

         Revenues are summarized as follows:

                                               2001     2000     1999
                                               ----     ----     ----

Revenues from licensing-related activities      21%      24%      29%

Realized gains on sales and dividends from

licensing-related securities                    13%      30%      42%

Creative consulting services                    37%      38%      23%

Consumer product sales                          26%       5%       3%

Dividend, interest and other income              3%       3%       3%
                                               ---      ---      ---
  Total                                        100%     100%     100%
                                               ---      ---      ---

Licensing-Related Activities

         REVENUES FROM LICENSING-RELATED ACTIVITIES consist of recurring royalty payments for the use of licensed patents and trademarks; non-recurring, lump sum license payments; agency fees; and service fees. Licensing-related income declined in 2001 by $977,000, which was mainly attributable to decreases in trademark agency fees of $498,000 and patent and technology licensing income of $441,000. The decline in the patent and technology licensing income was primarily attributable to the fact that Company did not have any non-recurring licensing revenues in 2001, as compared to $415,000 in 2000 and $880,000 in 1999.

         EXPENSES FROM LICENSING-RELATED ACTIVITIES consist principally of amounts paid to licensors at contractually stipulated percentages of the Company's related revenues and, in addition, include expenses related to the investigation, marketing, administration, enforcement, maintenance and prosecution of patent, trademark and license rights and related licenses. Licensing-related expenses for 2001 decreased by $726,000 from 2000, and 2000 expenses decreased by $727,000 from 1999. As a percentage of licensing revenues, these expenses were 22%, 35% and 51% in 2001, 2000 and 1999, respectively. The decrease in 2001 from 2000 and 1999 is principally due to a decline in client expenses related to the revenue decrease and a decrease in licensing-related salaries and benefits as the Company focused on managing existing relationships.

Licensing-Related Securities

         INCOME FROM LICENSING-RELATED SECURITIES consist of gains on sales and dividends received on securities (KeyCorp) acquired by the Company in connection with its licensing activities. Gains and dividends for the year ended December 31, 2001 decreased by $3,226,000. As mentioned above, the planned liquidation of the KeyCorp stock position was completed during the quarter ended June 30, 2001. See Notes to the Consolidated Financial Statements for additional details concerning such securities.

Creative Service Fees

         CREATIVE CONSULTING SERVICES consist of product development and graphic design services provided by the Product Development Group (which was acquired by the Company in November 1997) and the Graphic Design Group (which was acquired in November 1999). In January 2001, the Company consolidated the operations of these groups and now offers its creative services under the name RefacDesign. Creative consulting income decreased by $1,247,000 (19%) in 2001 as compared to 2000 with $1,142,000 of such decline being attributable to the Product Development Group and the balance $105,000 being attributable to the Graphic Design Group. The decrease in the Product Development Group's revenue was principally due to a sharp drop in new consumer products projects as a result of the soft economy.

         Expenses decreased by $948,000 (22%) in 2001 as compared to 2000 of which $761,000 related to the Product development Group and $187,000 related to the Graphic Design Group. The decrease in expenses is mainly due to reductions in creative staff to properly align capacity as a result of (i) lower external client revenue and (ii) less inter-company work under the Company's Intellectual Venture Capital program.

Consumer Products

         MARKETING OF CONSUMER PRODUCTS. In September 1999, the Company acquired Funatik Inc. and merged it into the newly formed Refac Consumer Products, Inc. ("RCP"). Sales and cost of goods sold increased $2,731,000 and $2,021,000, respectively, from 2000 to 2001. Gross profit decreased by 7%, from 35% in 2000 to 28% in 2001. The 2001 increases in sales and cost of goods sold are mainly attributable to sales of the MTV: Music Television(TM) product line to major retailers such as Toys "R" Us, Inc. and Musicland Retail, Inc. The sales in 2000 primarily related to the sourcing of OEM products for a retailer.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased by $393,000 in 2001 over 2000. The decrease consists of $350,000 associated with licensing-related activities and general corporate expenses and a $49,000 decrease in RCP, offset by a net increase in RefacDesign ($6,000). Of the $350,000 decrease in licensing and general corporate expenses, consulting, legal and public relation services accounted for $227,000 and rent accounted for $92,000. The increase in 2000 over 1999 of $2,352,000 is principally attributable to RCP ($1,651,000) and RefacDesign ($1,626,000), offset by a decrease in licensing-related activity expenses ($1,002,000).

         GOODWILL relates to the excess of the purchase price paid over the fair market value of the tangible assets acquired in the Company's acquisitions of the Product Development Group ($5,475,000) and Graphic Design Group ($1,623,000). Such amortization aggregated $309,000, $286,000 and $219,000 for
2001, 2000 and 1999, respectively, and is included in selling, general and administration expenses. After December 31, 2001, the Company will no longer amortize goodwill. By June 30, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at January 1, 2002, the Company will record an impairment loss in the March 31, 2002 quarter, as a cumulative effect of change in accounting principle.

         INCOME TAX PROVISION. The Company's federal and state income tax provision of $708,000 in 2001 reflected an effective tax rate of 40%, compared with effective tax rates of 36% and 31% in the two previous years. The increase of 4% from the 2000 effective state and federal income tax rate is due to the goodwill permanent adjustment attributable to the acquisition of the Product Development Group as well as decreased dividends, a portion of which are excludable from federal and state taxation.

         INFLATION. The Company's income from licensing-related operations has not in the past been materially affected by inflation. Likewise, while currency fluctuations can influence licensing-related revenues, the diversity of foreign income sources tends to offset individual income changes in currency valuations.

         LIQUIDITY AND CAPITAL RESOURCES. Cash, cash equivalents, corporate bonds and U.S. Treasury Notes decreased by $1,435,000 to $9,335,000 at December 31, 2001 from $10,770,000 at December 31, 2000. The Company believes its liquidity position is adequate to meet all current and projected financial needs.

         Cash used in operations during 2001 aggregated $3,014,000 as compared to $1,791,000 in 2000, reflecting an increase of $1,223,000. RCP used the most cash during the year ended December 31, 2001 for the purchase of inventory ($2,049,000) and to increase its accounts receivables ($1,460,000). Net cash provided by investing activities increased by $3,715,000 to $6,026,000 in 2001 as compared with $2,311,000 in 2000. The increase is mainly attributable to the proceeds from the redemption of investments being held to maturity.

         The Company has commitments under leases covering its facilities (see Notes to the Consolidated Financial Statements), and under a Retirement Agreement with its founder and former

Chief Executive Officer (which has been provided for in the financial statements). For information on leaseholds and other commitments and contingencies, see Notes to the Consolidated Financial Statements. The Company's investment in long-term marketable securities is subject to interest rate risk. Historically, the Company has not experienced material gains or losses due to interest rate changes when selling long-term investments.

         The Company's long-term investments being held to maturity consists of corporate bonds maturing in November 2003.

         CONTRACTUAL OBLIGATIONS. The following table illustrates the Company's future material, long-term contractual obligations:

                                                                Payments Due By Period
                               -------------------------------------------------------------------------------------
                                                Less than 1
Contractual Obligations           Total            year             1-3 years       3-5 years        After 5 years
------------------------------ ---------------- ---------------- ---------------- ----------------- ----------------
Operating Lease Obligation     $5,151,000       $707,000         $1,919,000       $1,259,000        $1,266,000

Other Long-Term Obligations(1)   $308,000       $188,000           $120,000

         (1) Pursuant to a Retirement Agreement with the Company's former chairman and chief executive officer which provides for an annuity of $100,000 per annum during his life and funding the cost of health insurance for him and his spouse during their lives. The agreement also provides for office facilities, equipment and personnel support through June 2002. When the agreement was signed in 1996, the Company accrued an amount necessary to cover this obligation based on his and her then life expectancies. If he or his spouse live beyond their respective life expectancies (as derived in 1996), the Company will have a current expense as payments are due.

         CRITICAL ACCOUNTING POLICIES. The Company has historically estimated the recoverability of its long-term assets, including goodwill, by consideration of the estimated future undiscounted cash flow from the operations of the business segments from which those long-term assets relate to, which is principally Creative Consulting Services. These estimates are based upon historical results adjusted for planned reductions in expenses, which have been implemented, and reasonable sales goals of the business segments. After considering various factors concerning returning value to the Company's shareholders, the Company's Board of Directors made a decision on March 21, 2002 to reposition the Company for sale or liquidation. While no time limit has been set to complete the repositioning of the Company, the Company currently estimates that it can take up to two years. The Company views all of its business segments as viable and will continue to operate all of them on a going-concern basis pending a sale. The current objective of the repositioning will be for the Company to sell its business segments for an aggregate amount that at least equals the carrying value of its assets. Although there is no assurance as to if and when this objective can be achieved, the

Company currently intends to continue operating its businesses while pursuing this goal.

         As of January 1, 2002, the Company adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets" and SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

         Under SFAS 142, annual and quarterly goodwill amortization of $348,000 and $87,000, respectively, will no longer be recognized. Instead, the Company will perform, by June 30, 2002, a transitional fair value based impairment test of its goodwill as of January 1, 2002. An appraisal will be obtained for each business segment, and if the appraised fair value of the segment is less than the carrying value, an impairment loss will be recorded in the fiscal quarter ending March 31, 2002 as a cumulative effect of a change in accounting principle. After this transitional test is performed, the Company will perform an annual impairment test, commencing with its fiscal year 2002. Any impairment of goodwill recorded under the annual impairment test will be recognized in the operations of the related business segment.

         The Company will evaluate the recoverability of its long-term assets under the provisions of SFAS 144. While such provisions retain the considerations the Company has previously made in evaluating the recoverability of its long-term assets as discussed above, SFAS 144 provides an additional triggering event to require an impairment test a current expectation that, more likely than not, a long-term asset or asset group will be sold or disposed of significantly before the end of its previously estimated useful life would indicate the need to test that asset or asset group for impairment. Assets that are considered to be held for sale will be measured at the lower of carrying amount or fair value less cost to sell, and depreciation on these assets will cease. Long-term assets to be disposed of by sale may not be classified as held for sale, however, until the period in which all of the following criteria are met:

         .        management commits to a plan to sell the asset or group

         . the asset or group is available for immediate sale in its present condition

         .        actions to complete the plan to sell have been initiated

         .        it is probable the sale will be completed within one year

         . the asset or group is being actively marketed at a reasonable price

         . it is unlikely that significant changes will be made to the plan or that it will be withdrawn

         Although the Company has decided to reposition itself for sale, it does not currently meet all of the criteria for its long-term assets to be classified as held for sale. Although the estimated useful lives of the long-term assets will be reduced to two years, depreciation and amortization will not be increased since the Company expects to recover the carrying value of the assets. Once all of the criteria are met, which the Company expects to happen by September 30, 2002, the Company will obtain appraisals, and any impairment loss will be recorded to the extent the carrying value of its long-term assets exceeds the fair value less costs to sell. In addition, depreciation and amortization of long-term assets, which currently amount to $437,000 and $109,000 on an annual and quarterly basis, respectively, will cease.

         As the determination of the recoverability of long-term assets, including goodwill, is subject to future events, such as appraisals and negotiations for the sale of the Company's business segments, the determination currently estimated by the Company that the long-term assets are fully recoverable may change. It is possible that when such events occur, the Company's estimates may change whereby an impairment loss could be required. Such impairment loss may materially impact the Company's financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements
Consolidated Balance Sheets
Refac and Subsidiaries

                                                                 YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                 2001             2000
                                                              ------------    ------------
ASSETS
  Current Assets
     Cash and cash equivalents                                $  8,690,000    $  5,678,000
     Royalties receivable                                          754,000       1,114,000
     Accounts receivable                                         2,890,000       1,070,000
     Investments being held to maturity                            200,000       4,649,000
     Inventory                                                   2,140,000          91,000
     Prepaid expenses and other current assets                     389,000         651,000
                                                              ------------    ------------
     Total current assets                                       15,063,000      13,253,000
                                                              ------------    ------------

  Property and equipment - net                                   2,429,000       2,819,000
  Licensing - related securities                                        --       2,096,000
  Investments being held to maturity                               445,000         442,000
  Deferred income taxes                                            114,000              --
  Other assets                                                     265,000         262,000
  Goodwill, net of accumulated amortization of
   $1,047,000 in 2001 and $738,000 in 2000                       6,071,000       6,031,000
                                                              ------------    ------------
      Total Assets                                            $ 24,387,000    $ 24,903,000
                                                              ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                                         $    293,000    $    143,000
     Accrued expenses                                              640,000         501,000
     Amounts payable under service agreements                      253,000         435,000
     Deferred Revenue                                              315,000         125,000
     Other liabilities                                              89,000          21,000
                                                              ------------    ------------
     Total current liabilities                                   1,590,000       1,225,000
                                                              ------------    ------------
  Deferred income taxes                                                 --         527,000
  Other liabilities - deferred compensation                        205,000         397,000
                                                              ------------    ------------

  Stockholders' Equity:
  Common stock, $.10 par value; authorized-
     20,000,000 shares; issued  5,450,887 in 2001
     and 2000                                                      545,000         545,000
  Additional paid-in capital                                     9,984,000       9,984,000
  Retained earnings                                             26,312,000      25,228,000
  Accumulated other comprehensive income                                --       1,246,000
  Treasury stock, at cost 1,655,626 shares in 2001 and 2000    (13,874,000)    (13,874,000)
  Receivable from issuance of common stock                        (375,000)       (375,000)
                                                              ------------    ------------
  Total stockholders' equity                                    22,592,000      22,754,000
                                                              ------------    ------------
      Total liabilities and stockholders' equity              $ 24,387,000    $ 24,903,000
                                                              ------------    ------------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Operations
Refac and Subsidiaries

                                                                  YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001           2000          1999
                                                        -----------   -----------   -----------
Revenues

     Licensing-related activities                       $ 3,012,000   $ 3,989,000   $ 4,156,000

     Creative services fees                               5,250,000     6,497,000     3,396,000

     Consumer product sales                               3,636,000       905,000       495,000

     Realized gains on licensing-related securities       1,813,000     4,844,000     5,614,000

     Dividend income from licensing-related
        securities                                           15,000       210,000       396,000

     Divided and interest income                            473,000       569,000       395,000
                                                        -----------   -----------   -----------

           Total revenues                               $14,199,000   $17,014,000   $14,452,000
                                                        -----------   -----------   -----------

Costs and Expenses

     Licensing-related activities                       $   672,000   $ 1,398,000   $ 2,125,000

     Creative service expenses                            3,307,000     4,255,000     2,819,000

     Consumer product sales cost                          2,611,000       590,000       320,000

     Selling, general and administrative expenses         5,817,000     6,210,000     3,858,000
                                                        -----------   -----------   -----------

          Total costs and expenses                       12,407,000    12,453,000     9,122,000
                                                        -----------   -----------   -----------

          Income before provision for taxes on income     1,792,000     4,561,000     5,330,000
                                                        -----------   -----------   -----------

     Provision for taxes on income                          708,000     1,632,000     1,657,000
                                                        -----------   -----------   -----------

Net Income                                              $ 1,084,000   $ 2,929,000   $ 3,673,000
                                                        -----------   -----------   -----------

     Basic earnings per share                                 $0.29         $0.77         $0.97

     Diluted earnings per share                               $0.29         $0.77         $0.97
                                                        -----------   -----------   -----------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)
Refac and Subsidiaries

                                                      YEARS ENDED DECEMBER 31,
                                             -----------------------------------------
                                                2001           2000           1999
                                             -----------    -----------    -----------
Net income                                   $ 1,084,000    $ 2,929,000    $ 3,673,000

Other comprehensive income, net of tax

     Unrealized holding gain (losses), net            --         98,000       (982,000)

     Reclassification adjustment, net         (1,246,000)    (3,064,000)    (4,065,000)
                                             -----------    -----------    -----------

Comprehensive loss                           ($  162,000)   ($   37,000)   ($1,374,000)
                                             -----------    -----------    -----------

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows
Refac and Subsidiaries

                                                                              YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                          2001           2000           1999
                                                                       -----------    -----------    -----------
Cash Flows from Operating Activities

     Net income                                                        $ 1,084,000    $ 2,929,000    $ 3,673,000

     Adjustments to reconcile net income to cash provided by (used in) operating activities

          Depreciation and amortization                                  1,014,000        824,000        557,000

          Realized gains on sale of licensing-related securities        (1,813,000)    (4,844,000)    (5,614,000)

          Deferred retirement                                             (191,000)       (48,000)            --

          Deferred income taxes                                              1,000       (311,000)      (191,000)

         Write-down of long-term assets                                     28,000        185,000             --

          (Increase) decrease in assets, net of effect of purchases:

               Accounts receivable                                      (1,460,000)       394,000       (795,000)

               Prepaid expenses and other current assets                   100,000         32,000       (325,000)

               Inventory                                                (2,049,000)       (91,000)            --

               Decrease (increase) in security deposit                      68,000        (20,000)       100,000

               Other assets                                                 (3,000)       322,000        212,000

          Increase (decrease) in liabilities, net of effect of purchases

               Accounts payable and accrued expenses                       257,000       (304,000)       289,000

               Amounts payable under service agreements                   (181,000)        18,000        176,000

               Income taxes payable                                        131,000       (877,000)       640,000
                                                                       -----------    -----------    -----------

Net cash used in operating activities                                   (3,014,000)    (1,791,000)    (1,278,000)
                                                                       -----------    -----------    -----------

Cash Flows from Investing Activities

     Proceeds from sales of licensing-related securities                 2,020,000      5,399,000      6,182,000

     Proceeds from (purchase of) investments being held to maturity      4,448,000     (1,760,000)       762,000

     Payment for purchase of HumanFactors Industrial Design, Inc.,
          net of cash acquired                                            (100,000)            --       (275,000)

     Payment for purchase of assets of David Morris Creative, Inc.,
          net of cash acquired                                                  --             --     (1,357,000)

     Payment for purchase of Funatik, Inc., net of cash acquired                --             --        (50,000)

     Proceeds from disposition of fixed asset                               18,000             --             --

     Additions to property and equipment                                  (360,000)    (1,328,000)    (1,799,000)
                                                                       -----------    -----------    -----------

Net cash provided by investing activities                                6,026,000      2,311,000      3,463,000
                                                                       -----------    -----------    -----------

Net increase in cash and cash equivalents                                3,012,000        520,000      2,185,000

     Cash and cash equivalents at beginning of period                    5,678,000      5,158,000      2,973,000
                                                                       -----------    -----------    -----------

     Cash and cash equivalents at end of period                        $ 8,690,000    $ 5,678,000    $ 5,158,000
                                                                       -----------    -----------    -----------

Income taxes paid                                                      $   680,000    $ 1,980,000    $ 1,257,000
                                                                       -----------    -----------    -----------

For supplemental disclosure of non-cash investing and financing activities, see Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Changes in Stockholders' Equity
Refac and Subsidiaries



                                                                               Receivable
                                  Common Stock             Treasury Stock         from                                 Accumulated
                             ----------------------  -----------------------    Issuance    Additional                   Other
Years ended  December 31,                                                      of Common      Paid-In      Retained   Comprehensive
2001, 2000, and 1999           Shares      Amount     Shares       Amount        Stock       Capital      Earnings       Income
                             ----------   --------  ---------   ------------   ---------   -----------   -----------   ----------
Balance, December 31, 1998    5,450,887   $545,000  1,655,626   ($13,874,000)  ($375,000)  ($9,984,000)  $18,626,000   $9,259,000

Net income                                                                                                 3,673,000

Other comprehensive income                                                                                             (5,047,000)
                             ----------   --------  ---------   ------------   ---------   -----------   -----------   ----------

Balance, December 31, 1999    5,450,887   $545,000  1,655,626   ($13,874,000)  ($375,000)  ($9,984,000)  $22,299,000   $4,212,000

Net income                                                                                                 2,929,000

Other comprehensive income                                                                                             (2,966,000)
                             ----------   --------  ---------   ------------   ---------   -----------   -----------   ----------

Balance, December 31, 2000    5,450,887   $545,000  1,655,626   ($13,874,000)  ($375,000)  ($9,984,000)  $25,228,000   $1,246,000

Net income                                                                                                 1,084,000

Other comprehensive income                                                                                             (1,246,000)
                             ----------   --------  ---------   ------------   ---------   -----------   -----------   ----------

Balance, December 31, 2001    5,450,887   $545,000  1,655,626   ($13,874,000)  ($375,000)  ($9,984,000)  $26,312,000   $        0
                             ==========   ========  =========   ============   =========   ===========   ===========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

Refac and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and Summary of Significant Accounting Policies

         Refac was incorporated in the State of Delaware in 1952. For 50 years, the Company has been a recognized international leader in intellectual property management. Today, it is a leading consulting firm with expertise in licensing, product development, and graphic design and communications. The Company operates principally in the United States.

A. Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Refac and all of its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

B. Securities Acquired in Association with Licensing Activities and Securities Held to Maturity

         The Company categorizes and accounts for its investment holdings as follows:

         .        Held to maturity securities are recorded at amortized cost.
                  This categorization is used only if the Company has the positive intent and ability to hold these securities to maturity.

         . Available for sale securities are securities that do not qualify as either held to maturity or trading securities. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of applicable deferred income taxes on such unrealized gains and losses at current income tax rates. The Company's investments in licensing-related securities are included in this category.

C. Derivatives

         Prior to 2001, the Company purchased put and wrote call options to hedge against market fluctuations in its holdings of KeyCorp common stock. The Company recorded these derivative financial instruments at fair value and reported them as available for sale securities.

D. Income Taxes

         Deferred income taxes arise from temporary differences in the basis of assets and liabilities for financial reporting and income tax purposes.

E. Earnings Per Share

         The following reconciles basic and diluted shares used in earnings per share computations.

                                           2001         2000        1999
                                        ---------    ---------    ---------
Basic shares                            3,795,261    3,795,261    3,795,261
Dilution: Stock options and warrants        7,318        2,350        9,012
                                        ---------    ---------    ---------
Diluted shares                          3,802,579    3,797,611    3,804,273
                                        ---------    ---------    ---------

         In 2001, 2000 and 1999, options to purchase 640,750, 789,250 and
859,250 shares of common stock, respectively, were not included in the computation of diluted net income per share because the exercise prices of those options were greater than the average market price of the common stock.

F. Consolidated Statement of Cash Flows

         The Company considers all highly liquid investments and debt instruments purchased with an original maturity of three months or less to be cash equivalents.

G. Revenue Recognition

          Royalty revenue is recognized when the licensee sells the product. Nonrecurring lump sum payments that represent settlements of patent infringement claims are recognized when the settlements occur and collectibility is reasonably assured. Product and graphic design service revenues are recognized as services are performed. Consumer product sales revenues are recognized when title to the goods is transferred.

H. Using Estimates in Financial Statements

         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

I. Intangibles

          Patents are amortized on a straight-line basis over their statutory life or expected useful life, whichever is shorter. Goodwill is amortized on a straight-line basis over periods from 10 years to 25 years. The carrying values of the long-lived assets (including goodwill) are reviewed if the facts and circumstances, such as a current period operating loss combined with a history of such losses, suggest that such assets may be permanently impaired.

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

         The Company amortized goodwill under its current method through December 31, 2001. Commencing January 1, 2002, it will no longer amortize goodwill. In 2001, the goodwill annual and quarterly amortization amounted to $348,000 and $87,000, respectively. By June 30, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at January 1, 2002, the Company will record an impairment loss in the fiscal quarter ending March 31, 2002, as a cumulative effect of a change in accounting principle.

J. Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for on a straight-line basis with the estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the lives of the respective leases.

K. Reclassifications

         Certain reclassifications have been made to the prior period financial statements to conform them to the current presentation.

L. Comprehensive Income (loss)

         Comprehensive income (loss) consists of net income or loss for the current period as well as income, expenses, gains and losses arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company's licensing-related securities, net of taxes and foreign currency translation adjustments.

M. Inventories

         Inventories consist of finished goods and are valued at the lower of cost or market on a first-in, first-out (FIFO) basis.

N. Fair Value of Financial Instruments

         The Company's financial instruments principally consist of cash and cash equivalents and long-term marketable securities. The carrying amount of cash and cash equivalents approximate fair value due to the short-term maturity of the instruments. Long-term marketable securities are recorded at amortized cost, which approximates fair value, due to interest rates on these types of securities approximating current market interest rates.

Note 2 - Licensing-Related Securities and Securities Held to Maturity

         SECURITIES HELD TO MATURITY at December 31, 2001 and 2000 consist of U.S. Treasury Notes, Certificates of Deposit and corporate bonds with an amortized cost of $645,000 and $5,091,000, respectively. These securities mature in 2002 and 2003.

         There were no licensing-related securities at December 31, 2001.

         Licensing-related securities at December 31, 2000 were as follows:


                                                          Carrying       Unrealized
December 31, 2000       Fair Value          Cost           Value         Gain/(Loss)
                        -----------     -----------     -----------     -----------
KeyCorp (NYSE-KEY)      $ 2,100,000     $   208,000     $ 2,100,000     $ 1,892,000
KeyCorp Put Options          (4,000)        156,000          (4,000)       (160,000)
KeyCorp Call Options             --        (156,000)             --         156,000
                        -----------     -----------     -----------     -----------
                        $ 2,096,000     $   208,000     $ 2,096,000     $ 1,888,000
                        -----------     -----------     -----------     -----------

         At December 31, 2000, the Company held 75,000 shares of KeyCorp. The Company also had bought and sold 50,000 put and call options, respectively (50,000 of each option expiring in the first quarter of 2001).

         The realized gains for licensing-related securities accounted for on a first-in, first-out basis for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

                                   2001               2000                1999
                                ----------         ----------         ----------
KeyCorp                         $1,813,000         $4,844,000         $5,614,000
                                ----------         ----------         ----------

Note 3 - Income Taxes

         The provision for taxes on income for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                       2001             2000           1999
                                    -----------     -----------     -----------
Federal
     Current                        $   808,000     $ 1,781,000     $ 1,910,000
     Deferred                          (143,000)       (310,000)       (289,000)
State and local                          21,000         116,000           5,000
Foreign withholding taxes                22,000          45,000          31,000
                                    -----------     -----------     -----------
                                    $   708,000     $ 1,632,000     $ 1,657,000
                                    -----------     -----------     -----------

         The provision for taxes on income for the years ended December 31, 2001, 2000 and 1999 differed from the amount computed by applying the statutory federal income tax rate of 34% as follows:

                                                      2001      2000       1999
                                                      ----      ----       ----

Statutory Rate                                         34%       34%        34%
Dividend received exclusion                             0%       (1)%       (2)%
State and local                                         2%        2%        --
Permanent difference related to goodwill                4%        1%        --
Other                                                  --        --         (1)%
                                                      ---       ---        ---
Provision for taxes on income                          40%       36%        31%
                                                      ---       ---        ---

         The tax effect of temporary differences that gave rise to deferred tax assets and liabilities are as follows:

                                                              December 31
                                                         -----------------------
                                                           2001         2000
                                                         --------     ---------

Assets
     Deferred rent and compensation/retirement           $114,000     $ 186,000
Liabilities
     KeyCorp common stock basis difference                     --      (713,000)

                                                         --------     ---------
Net asset (liability)                                    $114,000     ($527,000)
                                                         --------     ---------

Note 4  -  Property and Equipment

         Property and equipment consists of the following:

                                                         December 31
                                                 ------------------------------
                                                    2001              2000
                                                 -----------        -----------

Leasehold improvements                           $ 1,186,000        $ 1,186,000
Furniture and fixtures                               815,000            809,000
Computer software and equipment                    1,491,000          1,432,000
Automobile                                                --             29,000
Telephone system                                      95,000             95,000
Office equipment                                      83,000             80,000
Tooling                                              573,000            339,000
Other equipment                                      130,000            121,000
                                                 -----------        -----------
                                                 $ 4,373,000        $ 4,091,000
Less accumulated depreciation                     (1,944,000)        (1,272,000)
                                                 -----------        -----------
                                                 $ 2,429,000        $ 2,819,000
                                                 -----------        -----------

Note 5 - Stockholders' Equity

Stock Option Plans

         The Company measures compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25.

         In May 1990, shareholders approved the 1990 Stock Option and Incentive Plan (the "1990 Plan") that authorizes the issuance of up to 300,000 shares of common stock, and, in May 1997, the 1990 Plan was amended to provide for a 100,000 increase in the authorized shares. In May 1998, the shareholders approved the 1998 Stock Option and Incentive Plan (the "1998 Plan") that authorizes the issuance of up to 300,000 shares of common stock. Both Plans authorize the issuance of various incentives to employees (including officers and directors who are employees), including stock options, stock appreciation rights, and restricted performance stock awards. The Plans allow the stock option committee to determine type, shares and terms of the grants. As of March 14, 2000, no further grants were allowed under the 1990 Plan. Grants may be made at any time through May 10, 2008 under the 1998 Plan. The term period of the options granted ranges from 5 to 10 years, and the vesting period ranges from 0 to 5 years.

         In addition to the 1990 Plan and the 1998 Plan outlined above, on January 21, 1998, the Company granted an employee options to purchase 50,000 shares of common stock at an exercise price per share of $10.625. In 1996, stock options to purchase 50,000 shares were granted to directors at an exercise price per share of $5.8125. These options expired on February 6, 2001. On April 7, 1997, the Company sold a warrant to Palisade Capital, L.L.C. for a price of $103,320 to purchase 200,000 shares of common stock at $8.25 per share. On November 25, 1997, the Company issued non-qualified stock options to 11 employees to purchase 165,000 shares of common stock at an exercise price of $14 per share; 105,000 of these options have been canceled. On March 18, 1998, the exercise prices of 190,000 employee options were reduced to $9.50 per share.

         The table below summarizes all option activity, excluding the warrant sale to Palisade Capital, L.L.C.:

                                           Weighted              Weighted              Weighted
                                            Average               Average               Average
                                           Exercise              Exercise              Exercise
                                 2001       Price      2000       Price      1999       Price
                               --------    --------  --------    --------  --------    --------
Outstanding at beginning of
year                            646,750     $7.09     699,750     $7.64     711,500     $8.67

Options granted                  51,500      2.51      93,500      2.94     145,500      4.56

Options exercised                    --        --          --        --          --        --

Options canceled               (212,500)     6.47    (146,500)     7.04    (157,250)     9.48
                               --------     -----    --------     -----    --------     -----

Outstanding at end of year      485,750      6.88     646,750      7.09     699,750      7.64
                               --------     -----    --------     -----    --------     -----

Exercisable at
end of year                     271,500     $8.46     341,925     $8.23     317,070     $8.28
                               --------     -----    --------     -----    --------     -----

         The following table summarizes option data, excluding the warrant sale to Palisade Capital, L.L.C. as of December 31, 2001:

                                               Weighted
                                               Average       Weighted                       Weighted
   Price                      Outstanding      Contract       Average      Exercisable      Average
   Range                      at December       Life         Exercise      at December      Exercise
  Minimum        Maximum        31, 2001       (Years)         Price         31, 2001        Price
-----------    -----------    -----------    -----------    -----------    -----------    -----------
$      2.50    $      3.75        123,000           8.97    $      2.79         12,000    $      2.83
$      3.76    $      5.64         68,500           7.88    $      4.05         32,750    $      4.04
$      5.65    $      8.48         40,500           6.96    $      6.88         16,200    $      6.88
$      8.49    $     12.73        253,750           5.66    $      9.62        210,550    $      9.59
-----------    -----------    -----------    -----------    -----------    -----------    -----------
                                  485,750                                      271,500
-----------    -----------    -----------    -----------    -----------    -----------    -----------

         The exercise prices of all the options granted (qualified and non-qualified) are at fair value of common stock at date of grant. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: no dividend yields; expected volatility of 60, 48 and 54 percent; risk-free interest rates of 4.6, 5.7 and 6.5 percent; and expected lives of 5, 5 and 5 years. The weighted-average fair value of options granted was $1.39, $1.44 and $2.48 for the years ended December 31, 2001, 2000 and 1999, respectively.

         The pro forma amounts had options been recorded at fair value, are indicated below:


                                  2001             2000           1999
                              -------------   -------------   -------------
Pro forma net income          $     778,000   $   2,758,000   $   3,527,000

Proforma earnings per share

Basic                         $        0.21   $        0.73   $        0.93

Diluted                       $        0.21   $        0.73   $        0.93


Preferred Stock

         The 6% noncumulative preferred stock of $100 par value is redeemable at $105 with 5,000 shares authorized and none issued. The serial preferred stock of $5 par value has 100,000 shares authorized and none issued.

Note 6 - Commitments and Contingent Liabilities

A. Commitments

         The Company has commitments under leases covering its facilities.
In May 1999, the Company relocated its corporate offices and creative studio to newly constructed facilities in Edgewater, New Jersey. The lease has an initial term of 10.5 years, which commenced upon the completion of construction in May 1999. The Company has two successive five-year renewal options. The total expected annual payments due under the lease are $567,750 during 2002 and thereafter, with a maximum cost of living increase of 2.5% per annum starting in the fourth lease year. In October 2001 the Company subleased a portion of its Edgewater facility for an annualized payment of $270,000 through May 2005. In connection with the relocation, the Company terminated its lease for its corporate offices in New York City and subleased the offices and studio previously occupied by Refac HumanFactors-ID for the remainder of the lease term. Rent expense covering all Company facilities was approximately $476,000 (net of sublease income of $68,000), $580,000 and $445,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Company is liable for escalations as provided in the lease agreements.

B. Employment Agreement

         The Company's employment agreement with its President and Chief Executive Officer extends through March 31, 2004. The agreement provides for minimum annual compensation and incentive compensation for repositioning the Company for sale or liquidation. The officer was also granted options to purchase 100,000 shares of common stock pursuant to the Company's 1990 Stock Option Plan. In 1996, the officer exercised these previously granted options to purchase 100,000 shares of common stock. In connection with such exercise, the Company provided the officer with a loan of $375,000. The note, as modified in March 2002, bears interest at the rate of 6% per annum and is payable in ten
(10) equal annual installments commencing on December 31, 2004.

         On March 21, 2002, the Company entered into an employment agreement with its Vice President and Chief Financial Officer which extends through March 31, 2004. The agreement provides for minimum annual compensation and incentive compensation for repositioning the Company for sale or liquidation.

         The incentive compensation to the two officers for repositioning the Company for sale or liquidation will be an aggregate 20% of the excess, if any, of the fair market value of the cash and securities available to be distributed to the Company's shareholders (or otherwise realized by the shareholders) over $10 million. In addition, in the event of termination of employment of the officers prior to March 31, 2004 without cause or due to other conditions defined in the employment agreement, such officers will be entitled to a lump-sum payment of the remaining compensation under the agreement.

C. Deferred Compensation/Post-Retirement Benefits

         On December 13, 1996, the Company entered into a retirement agreement with its then Chairman and Chief Executive Officer. For a period of three years, from July 1, 1997 to June 30, 2001, the former Chairman acted as a consultant. The retirement agreement also provides for an annuity of $100,000 per annum during his life; medical and health benefits for him and his spouse during their lives; and office facilities, equipment and personnel support for two years following his consulting services. In 1996, the Company expensed $445,000 for such retirement benefits, which represented the present value of the expected payments, following the consultancy period, based upon his then estimated life expectancy. During the second half of 2000, the Company began making payments, leaving the balance at $205,000 and $397,000 at December 31, 2001 and 2000, respectively.

D. Letters of Credit

         At December 31, 2001, the Company had open letters of credit to purchase goods for $76,000.

Note 7 - Segments and Concentrations

         For 1996 and through November 25, 1997, the principal industry segment in which the Company operated was the licensing of intellectual property rights.

         With its November 25, 1997 acquisition of Refac HumanFactors-ID (then known as "HumanFactors Industrial Design, Inc."), the Company began to provide product design and development and consulting services. On November 1, 1999, the Company acquired the graphic design and communication business of David Morris Creative, Inc. Operations of the product design and development business and the graphic design and communication business are reported together as creative consulting services. In January 2001, the Company consolidated the operations of these divisions and now offers its creative services under the name RefacDesign.

         With the purchase of the assets and assumption of the liabilities of Funatik Inc. on September 10, 1999 and its subsequent merger into Refac Consumer Products, Inc., the Company is now also engaged in the manufacturing and marketing of consumer products. The most commercially significant patent owned by Patlex Corporation is the Gas Discharge Laser Patent (US Patent No. 4,704,583), which expires November 2004.

         Except for its contracts with Patlex Corporation (licensing-related activities) which accounted for approximately 13% of the Company's total revenues in 2001, the Company does not believe that the loss or termination of any contract it has with its clients or licensees would have a materially adverse effect on its business.

         During 2001, sales to Toys "R" Us, Inc. accounted for approximately 12% of the Company's total revenues and 45% of RCP's revenues. The Company does not believe that the loss or termination of this customer would have a materially adverse effect on its business.

         The reportable segments are distinct business units operating in different industries and are separately managed. The accounting policies of the segments are the same as those disclosed in the summary of significant accounting policies. The following information about the business segments is for the year ended December 31, 2001.

                                                              Manufacture
                                 Licensing of                     and
                                  Intellectual    Creative    Marketing of
                                   Property     Consulting      Consumer
                                    Rights       Services       Products        Total
                                 -----------   -----------    -----------    -----------
Total revenues                   $ 4,888,000   $ 5,604,000    $ 3,707,000    $14,199,000

Segment profit (loss)              3,649,000      (991,000)      (866,000)     1,792,000

Segment assets                    10,488,000     7,611,000      6,288,000     24,387,000

Expenditure for segment assets        38,000        43,000        279,000        360,000
                                 -----------   -----------    -----------    -----------

         The following information about the business segments is for the year ended December 31, 2000.

                                                              Manufacture
                                 Licensing of                     and
                                  Intellectual    Creative    Marketing of
                                   Property     Consulting      Consumer
                                    Rights       Services       Products        Total
                                 -----------   -----------    -----------    -----------
Total revenues                   $ 9,129,000   $ 6,905,000    $   980,000    $17,014,000

Segment profit (loss)              6,259,000      (304,000)    (1,394,000)     4,561,000

Segment assets                    12,865,000     9,022,000      3,016,000     24,903,000

Expenditure for segment assets       590,000       317,000        421,000      1,328,000
                                 -----------   -----------    -----------    -----------

         The following information about the business segments is for the year ended December 31, 1999.

                                                             Manufacture
                                 Licensing of                    and
                                  Intellectual    Creative   Marketing of
                                   Property     Consulting     Consumer
                                    Rights       Services      Products       Total
                                 -----------   -----------    ---------    -----------
Total revenues                   $10,561,000   $ 3,396,000    $ 495,000    $14,452,000

Segment profit (loss)              6,329,000      (857,000)    (142,000)     5,330,000

Segment assets                    17,599,000     9,403,000      845,000     27,847,000

Expenditure for segment assets       548,000     1,230,000       21,000      1,799,000
                                 -----------   -----------    ---------    -----------

         Foreign source revenues of domestic operations amounted to:

                                      2001              2000              1999
                                    --------          --------          --------
Europe                              $649,000          $678,000          $682,000
Asia                                 194,000           307,000           191,000
                                    --------          --------          --------
                                    $843,000          $985,000          $873,000
                                    --------          --------          --------

Note 8 - Human Factors Industrial Design, Inc. Acquisition

         On November 25, 1997, the Company completed the purchase of the outstanding stock of HumanFactors Industrial Design, Inc. (now known as RefacDesign's Product Development Group) for $6,000,000, of which $4,500,000 was payable in cash and $1,500,000 in Company stock (valued at $12.565 per share). On December 30, 1998, HumanFactors Industrial Design, Inc. was merged into Refac International, Ltd ("RIL"). The Company may also be required to make a contingent purchase price payment to the former HumanFactors Industrial Design, Inc. shareholders if certain earnings targets, as defined in the purchase agreement, are met. Any contingent purchase price payment is accounted for as additional purchase price consideration. In 2001 and 1999, the Company agreed to pay an additional $100,000 and $275,000, respectively, to certain of the original shareholders who relinquished their rights to an additional contingent purchase price payment, which has been recorded as goodwill.

Note 9 - David Morris Creative, Inc. Acquisition

         On November 1, 1999, the Company acquired certain assets and assumed certain liabilities of David Morris Creative, Inc. (now known as RefacDesign's Graphic Design Group) for $1,525,000 in cash. The excess of the aggregate purchase price over the net tangible assets acquired was allocated to goodwill. Based on achieving certain earnings targets during the two year period ended December 31, 2001, the Company is required to make a $250,000 contingent purchase price payment to the former shareholder of David Morris Creative, Inc. This payment is accrued and accounted for as additional purchase price consideration. The operating results of the Graphic Design Group have been included in the Company's consolidated financial statements since the date of acquisition.

Note 10 - Accrued Expenses

Accrued expenses consist of the following:

                                                            December 31
                                                     ---------------------------
                                                         2001               2000
                                                     --------           --------
Deferred rent                                        $176,000           $200,000
Client retainers                                       44,000            132,000
Contingent payment                                    250,000                 --
Bonus                                                   6,000             78,000
Other                                                 164,000             91,000
                                                     --------           --------
                                                     $640,000           $501,000
                                                     --------           --------

Note 11 - Subsequent Events

A.  Plan to Reposition the Company for Sale or Liquidation

         After considering various factors concerning returning value to the Company's shareholders, the Company's Board of Directors made a decision on March 21, 2002 to reposition the Company for sale or liquidation. While no time limit has been set to complete the repositioning of the Company, the Company currently estimates that it can take up to two years. The Company views all of its business segments as viable and will continue to operate all of them on a going-concern basis pending a sale. The current objective of the repositioning will be for the Company to sell its business segments for an aggregate amount that at least equals the carrying value of its assets. Although there is no assurance as to if and when this objective can be achieved, the Company currently intends to continue operating its businesses while pursuing this goal.

         The Company has historically estimated the recoverability of its long-term assets, including goodwill, by consideration of the estimated future undiscounted cash flow from the operations of the business segments from which those long-term assets relate to, which is principally Creative Consulting Services. These estimates are based upon historical results adjusted for planned reductions in expenses, which have been implemented, and reasonable sales goals of the business segments.

         As of January 1, 2002, the Company adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets" and SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

         Under SFAS 142, annual and quarterly goodwill amortization of $348,000 and $87,000, respectively, will no longer be recognized. Instead, the Company will perform, by June 30, 2002, a transitional fair value based impairment test of its goodwill as of January 1, 2002. An appraisal will be obtained for each business segment, and if the appraised fair value of the segment is less than the carrying value, an impairment loss will be recorded in the fiscal quarter ending March 31, 2002 as a cumulative effect of a change in accounting principle. After this transitional test is performed, the Company will perform an annual impairment test, commencing with its fiscal year 2002. Any impairment of goodwill recorded under the annual impairment test will be recognized in the operations of the related business segment.

         The Company will evaluate the recoverability of its long-term assets under the provisions of SFAS 144. While such provisions retain the considerations the Company has previously made in evaluating the recoverability of its long-term assets as discussed above, SFAS 144 provides an additional triggering event to require an impairment test a current expectation that, more likely than not, a long-term asset or asset group will be sold or disposed of significantly before the end of its previously estimated useful life would indicate the need to test that asset or asset group for impairment. Assets that are considered to be held for sale will be measured at the lower of carrying amount or fair value less cost to sell, and depreciation on these assets will cease. Long-term assets to be disposed of by sale may not be classified as held for sale, however, until the period in which all of the following criteria are met:

         .        management commits to a plan to sell the asset or group

         . the asset or group is available for immediate sale in its present condition

         .        actions to complete the plan to sell have been initiated

         .        it is probable the sale will be completed within one year

         . the asset or group is being actively marketed at a reasonable price

         . it is unlikely that significant changes will be made to the plan or that it will be withdrawn

         Although the Company has decided to reposition itself for sale, it does not currently meet all of the criteria for its long-term assets to be classified as held for sale. Although the estimated useful lives of the long-term assets will be reduced to two years, depreciation and amortization will not be increased since the Company expects to recover the carrying value of the assets. Once all of the criteria are met, which the Company expects to happen by September 30, 2002, the Company will obtain appraisals, and any impairment loss will be recorded to the extent the carrying value of its long-term assets exceeds the fair value less costs to sell. In addition, depreciation and amortization of long-term assets, which currently amount to $437,000 and $109,000 on an annual and quarterly basis, respectively, will cease.

         As the determination of the recoverability of long-term assets, including goodwill, is subject to future events, such as appraisals and negotiations for the sale of the Company's business segments, the determination currently estimated by the Company that the long-term assets are fully recoverable may change. It is possible that when such events occur, the Company's estimates may change whereby an impairment loss could be required. Any such impairment loss may materially impact the Company's financial position and results of operations.

B.  Refac Licensing

         The Company formed Refac Licensing, Inc. ("RL") in January 1998, in conjunction with Arlene Scanlan, to operate as a full service trademark licensing agency and consultant for brand and character licensing properties. In connection with such formation, Ms. Scanlan acquired a 19% interest in RL and entered into an employment agreement with RL, which had a term expiring on December 31, 2002. Given the Company's change in direction and the lack of operating success in this business, the Company and Ms. Scanlan have agreed to a termination of her employment agreement and stock option agreements to purchase 55,000 shares of the Company's stock as of January 31, 2002 and to a conveyance of her 19% interest in RL to the Company. RL will be liquidated or merged into RIL, which will assume responsibility for all of the Company's licensing activities. Ms. Scanlan will serve as a consultant to the Company for the balance of 2002 devoting up to two days per week to the Company's licensing business.

Note 12 - Unaudited Selected Quarterly Financial Data

                                      First        Second       Third        Fourth
2001                                  Quarter      Quarter      Quarter      Quarter
                                    ----------   ----------   ----------   ----------

Total revenues                      $3,739,000   $3,355,000   $3,514,000   $3,591,000

Cost of revenue                      1,049,000    1,525,000    2,020,000    1,996,000

Net income                             528,000      305,000       42,000      209,000

Net income per diluted common
Share                               $     0.14   $     0.08   $     0.01   $     0.06
                                    ----------   ----------   ----------   ----------

                                        First        Second       Third        Fourth
2000                                    Quarter      Quarter      Quarter      Quarter
                                      ----------   ----------   ----------   ----------
Total revenues                        $5,063,000   $4,142,000   $3,736,000   $4,073,000

Cost of revenue                        2,103,000    1,419,000    1,103,000    1,618,000

Net income                               919,000      907,000      819,000      284,000

Net income per diluted common share   $     0.24   $     0.24   $     0.22   $     0.07
                                      ----------   ----------   ----------   ----------

             - REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

To the Stockholders and Board of Directors of Refac and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of Refac and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Refac and Subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

New York, New York
February 15, 2002, except for
 Notes 6B and 11 as to which
 the date is March 21, 2002



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

                                                                                               Served
                                                                                            Continuously
                                                                                             as Director
     Name                      Age      Principal Occupation or Employment (1)                  Since
----------------------------------------------------------------------------------------------------------------
Neil R. Austrian (2)           61       Private investor                                        1980

Robin L. Farkas                68       Private investor                                        1976

Clark A. Johnson (3)           70       Chairman, PSS World Medical, Inc.                       2000

Mark N. Kaplan                 72       Of Counsel, Skadden, Arps, Slate,                       1967
                                        Meagher & Flom LLP (Attorneys)

Robert L. Tuchman (4)          59       Chairman, President, Chief Executive Officer            1991
                                        and General Counsel, Refac

Ira T. Wender                  75       Of Counsel, Patterson, Belknap, Webb                    1981
                                        & Tyler (Attorneys)

(1) Unless otherwise noted, the principal occupation or employment of each individual set forth in this table has been such individual's principal occupation or employment for the past five years and no such individual holds another position or office with the Corporation.


(2) Neil R. Austrian was the President of the National Football League from April 1991 to December 31, 1999. He served as the Chairman of iWon, Inc. (www.iwon.com.) from October 1999 until July 2001.

(3) Clark A. Johnson served as Chairman and Chief Executive Officer of Pier 1 Imports, Inc., a specialty retailer of decorative home furnishings, from March 1985 until June 1998. Since October 2000, he has been the Chairman of PSS World Medical, Inc.

(4) Robert L. Tuchman succeeded Eugene M. Lang as the Chief Executive Officer of the Corporation on January 6, 1997 and as Chairman of the Board of Directors on June 30, 1997. From August 1, 1991 to January 6, 1997, he served as the Corporation's President and Chief Operating Officer. He is also the Corporation's General Counsel. From May 1994 to March 1997, he held the position of Treasurer of the Corporation.

      Other Directorships

      The directors of the Company additionally serve as directors for the following other companies, which are either registered pursuant to Section 12 or subject to Section 15 (d) of the Exchange Act or are registered investment companies.

                 Name                           Other Directorships
         --------------------------     ------------------------------
          Neil R. Austrian              Office Depot, Inc.

          Robin L. Farkas               Insignia Financial Group Inc.

          Clark A. Johnson              Albertson's Inc.
                                        InterTAN, Inc.
                                        Metromedia International Group, Inc.
                                        Niagara Mohawk Holdings, Inc.
                                        PSS World Medical, Inc.

          Mark N. Kaplan                American Biltrite, Inc.
                                        Autobytel Inc.
                                        Congoleum, Inc. DRS Technologies, Inc.
                                        Grey Advertising Inc.
                                        Volt Information Sciences, Inc.

Executive Officers of the Registrant

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

                                              Served in Such
                                              Position or Office
    Name                            Age       Continually Since           Position  (1)
    ----                            ---       -----------------           --------  ---
Robert L. Tuchman                   59             1991            Chairman, President, Chief Executive
                                                                   Officer and General Counsel (2)

Raymond A. Cardonne, Jr.            35             1997            Vice President, Chief
                                                                   Financial Officer, Treasurer, and Secretary (3)

---------

NOTES:

(1) Each executive officer's term of office is until the next annual meeting of the Board of Directors of the Company (traditionally held immediately after the Annual Meeting of

         Stockholders of the Company) and until the election and qualification of his successor. However, the Company's Board of Directors has the discretion to replace officers at any time.

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

         There are no family relationships between any of the executive officers or directors of the Registrant nor were there any special arrangements or understandings regarding the selection of any officer or director, except for as described in "Employment Contracts" under Item 11.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely on its review of Forms 3, 4 and 5 filed under Section 16(a) of the Securities Exchange Act of 1934, as amended, and amendments thereto, the Corporation believes that during fiscal 2001 all Section 16(a) filing requirements applicable to its officers, directors and other principal stockholders of the Corporation were complied with.

Item 11.  Executive Compensation

         The following table presents the aggregate compensation for services in all capacities paid by the Corporation and its subsidiaries in respect of the years ended December 31, 2001, 2000 and 1999 to the Chief Executive Officer and each of the executive officers of the Corporation whose aggregate compensation exceeded $100,000 in 2001 (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                   Securities
                                                 -------------------                   Underlying
Name and Position                                 Year       Salary        Bonus       Options (#)
-----------------                                 ----       ------        -----       -----------
Robert L. Tuchman, Chairman,                      2001      $290,000       $18,938       -
  President, Chief Executive Officer              2000      $280,000       $71,675       50,000
   and General Counsel                            1999      $270,050       $72,102       -

Raymond A. Cardonne, Jr.                          2001      $175,000             -       -
  Vice President, Secretary and                   2000      $160,000             -       -
   Chief Financial Officer                        1999      $143,500       $14,500       7,500

Option Grants and Exercises in Last Fiscal Year

         No options were granted to or exercised by the Named Executives during 2001. The Company has not granted stock appreciation rights. The following table reflects that there are no "In-the-Money Options" held by the Named Executives as of December 31, 2001.


                          FISCAL YEAR-END OPTION VALUES

                                             Number of Securities
                                                  Underlying                Value of Unexercised
                                              Unexercised Options           In-the-Money Options
                                              At Fiscal Year-End             At Fiscal Year-End
                                           --------------------------    --------------------------
                                                              Not                           Not
Name                                       Exercisable    Exercisable    Exercisable    Exercisable
----                                       -----------    -----------    -----------    -----------
Robert L. Tuchman                            100,000        50,000          --               --

Raymond A. Cardonne, Jr.                      24,750        17,750          --               --

Directors' Compensation

         Each director who is not also an employee of or consultant to the Company was paid the sum of $1,000 for each meeting of the Board of Directors attended in 2001. No additional payments were made with respect to service on or attendance at the meetings of any committee established by the Board. Mark N. Kaplan is Of Counsel to the law firm of Skadden, Arps, Slate, Meagher & Flom LLP, which has provided legal services to the Company since 1982. Except as otherwise provided in this proxy statement, no director received any other compensation from the Company in 2001.

Employment Contracts

Robert L. Tuchman

         The Company is party to an employment contract with Mr. Tuchman (the "Tuchman Employment Agreement"), which, as amended in March 2002, has a term ending on March 31, 2004. In addition to salary payments, the Tuchman Employment Agreement provides for the payment of incentive compensation based on Mr. Tuchman's success in repositioning the Company for sale or liquidation. Such incentive compensation is payable on the occurrence of certain payment events which include a liquidation or change in control of the Company or the expiration of the term of the agreement. Mr. Tuchman is entitled to an aggregate of 16% of the greater of the following two amounts: (i) the cash and the fair market value (as determined by the Board in its sole discretion) of securities available for distribution to stockholders in excess of $10,000,000; or (ii) the price per share paid for acquisition of more than 50% of the Company's common stock (applied to the total shares then outstanding) in excess of $10,000,000. Under the Tuchman Employment Agreement, the Company accepted from Mr. Tuchman in payment for the exercise of certain stock options a promissory note in an amount equal to $375,000. The note, as modified in March 2002, bears interest at the rate of 6% per annum and is repayable in ten equal annual installments commencing December 31, 2004. The Tuchman Employment Agreement further provides that Mr. Tuchman will not engage in any "Competitive Activity" (as defined in the Tuchman Employment Agreement) during the term of such Employment Agreement, and for a period of two years following his termination of employment, that he will not solicit the business of any client or prospective client of the Company or the employment of any present or future employee of the Company.

         In the event that the Company terminates Mr. Tuchman's employment for any reason other than because of a permanent disability, death or for cause (as each such term is defined in the Tuchman Employment Agreement), Mr. Tuchman is entitled to receive a lump sum equal to his full salary through the expiration date of the Tuchman Employment Agreement. In addition, Mr. Tuchman is entitled to receive, except to the extent that he receives similar benefits from a subsequent employer, life, health and similar benefits (other than incentives such as stock options) to which he would otherwise have been entitled through March 31, 2004. In the event that Mr. Tuchman's employment with the Company is terminated by the Company (or any successor thereto) because of a permanent disability, death or without cause or upon the expiration of the term, Mr. Tuchman is entitled to receive incentive compensation based upon (i) the aggregate amount of cash and the fair market value (as determined by the Board in its sole discretion) of securities that are available for distribution to the Company's stockholders (plus the aggregate amount distributed in any prior liquidation distribution paid to stockholders plus any compensation paid to Mr. Tuchman or Mr. Cardonne with respect thereto) plus (ii) the amount (as determined by the Board in its sole discretion) that reasonably may be realized upon the sale of REFAC's remaining assets, minus (iii) the cash and fair market value of assets (as determined by the Board in its sole discretion) needed to be reserved for actual or potential liabilities or claims against or relating to the Company (but excluding Messrs. Tuchman and Cardonne's incentive compensation under their respective employment agreements with the Company), minus (iv) legal and other fees and expenses expected by the Board, in its sole discretion, to be incurred by the Company in connection with the sale of the Company's assets, minus (v) $10 million. Any such payment would be offset by the amount of any incentive compensation payments previously made to Mr. Tuchman in connection with the repositioning.

Raymond A. Cardonne

         The Company is party to an employment contract with Mr. Cardonne (the "Cardonne Employment Agreement"), which has a term ending on March 31, 2004. In addition to salary payments, the Cardonne Employment Agreement provides for the payment of incentive compensation based on Mr. Cardonne's success in repositioning the Company for sale or liquidation. Such incentive compensation is payable on the occurrence of certain payment events which include a liquidation or change in control of the Company or expiration of the term of the agreement. Mr. Cardonne is entitled to an aggregate of 4% of the greater of the following two amounts: (i) the excess of cash and the fair market value (as determined by the Board in its sole discretion) of securities available for distributions to stockholders in excess of $10,000,000; or (ii) the price per share paid for acquisition of more than 50% of the Company's common stock (applied to the total shares then outstanding) in excess of $10,000,000. The Cardonne Employment Agreement further provides that Mr. Cardonne will not engage in any "Competitive Activity" (as defined in the Cardonne Employment Agreement) during the term of such Employment Agreement, and for a period of two years following his termination of employment, that he will not solicit the business of any client or prospective client of the Company or the employment of any present or future employee of the Company.

         In the event that the Company terminates Mr. Cardonne's employment for any reason other than because of a permanent disability, death or for cause (as each such term is defined in the Cardonne Employment Agreement), Mr. Cardonne is entitled to receive a lump sum equal to his full salary through the expiration date of the Cardonne Employment Agreement. In addition, Mr. Cardonne is entitled to receive, except to the extent that he receives similar benefits from a subsequent employer, life, health and similar benefits (other than incentives such as stock options) to which he would otherwise have been entitled through March 31, 2004. In the event that Mr. Cardonne's employment with the Company is terminated by the Company (or any successor thereto) because of a permanent disability, death or without cause or upon the expiration of the term, Mr. Cardonne is entitled to receive incentive compensation based upon (i) the aggregate amount of cash and the fair market value (as determined by the Board in its sole discretion) of securities that are available for distribution to the Company's stockholders (plus the aggregate amount distributed in any prior liquidation distribution paid to stockholders plus any compensation paid to Mr. Cardonne or Mr. Tuchman with respect thereto) plus (ii) the amount (as determined by the Board in its sole discretion) that reasonably may be realized upon the sale of REFAC's remaining assets, minus (iii) the cash and fair market value of assets (as determined by the Board in its sole discretion) needed to be reserved for actual or potential liabilities or claims against or relating to the Company (but excluding Messrs. Cardonne and Tuchman's incentive compensation under their respective employment agreements with the Company), minus (iv) legal and other fees and expenses expected by the Board, in its sole discretion, to be incurred by the Company in connection with the sale of the Company's assets, minus (v) $10 million. Any such payment would be offset by the amount of any incentive compensation payments previously made to Mr. Cardonne in connection with the repositioning.

Compensation Committee Interlocks And Insider Participation

         The Compensation Committee is comprised of the following three directors: Neil R. Austrian, Mark N. Kaplan and Ira T. Wender. Mr. Kaplan is Of Counsel to Skadden, Arps, Slate, Meagher & Flom LLP which has provided legal services to the Company since 1982. None of the Committee members otherwise received any compensation from the Company other than their fees as directors of the Company.

                             COMPENSATION COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors (the "Committee") is comprised of Neil R. Austrian, Mark N. Kaplan and Ira T. Wender. While the Committee administers, and makes recommendations to the Board of Directors with respect to, the executive compensation, stock option and benefit plans and grants under such plans, the Company's overall compensation strategy, including a determination of compensation paid to the Chief Executive Officer of the Company, Robert L. Tuchman, is determined by the entire Board of Directors.

Objectives

         The Committee's primary objective is to retain the most highly qualified executive officers and to ensure that their compensation structure aligns their interests with those of the stockholders of the Company. Mr. Tuchman was the only key executive for whom the Committee was responsible for administering compensation in 2001. In 2002, the Committee also became responsible for administering the compensation of Raymond A. Cardonne, Jr., the Company's Vice President and Chief Financial Officer.

         In March 2002, the Company announced that it would reposition itself for sale or liquidation. The Committee determined to recommend to the Board that Mr. Tuchman's contract be amended and that the Company enter into a new employment agreement with Mr. Cardonne, whereby such officers would receive incentive bonuses based upon the value of assets available to be distributed to stockholders upon such sale or liquidation. The Committee believes that such incentive compensation will (i) maintain continuity of Refac's management while exploring a sale of the Company's assets and (ii) align management's interests with the other shareholders of the Company by providing them with incentives for completing the sale.

Employment Agreements

         The Company has employment agreements with Mr. Tuchman and Mr. Cardonne. The Committee has considered the advisability of using employment agreements and has determined that their use is in the best interest of the Company because it facilitates the Company's ability to retain the services of highly qualified executive officers. The Committee has observed that the use of employment agreements by the Company has provided stability with respect to the leadership of the Company's executive officers, and the Committee has determined that the practice of using employment agreements to retain the services of its senior executive officers should continue during the period that it is repositioning itself for sale or liquidation. Each executive officer's employment agreement separately reflects the terms that the Committee felt were necessary and appropriate to retain the services of such officer.

Components of Executive Compensation

         The Company's executive compensation program consists of cash and equity compensation components.

         Cash Compensation

         Cash compensation is comprised of base salary and annual cash incentive bonuses. Cash compensation levels for Messrs. Tuchman and Cardonne are subject to the provisions of their respective employment agreements with the Company. The terms and conditions of these employment agreements are discussed in detail above under "Employment Agreements".

         The Company offers the Chief Executive Officer an opportunity to earn additional cash compensation in the form of an annual bonus based on a number of subjective factors, including the earnings of the

Company and the efforts of the Chief Executive Officer. In 2001, the subjective factors included the implementation of a General and Administrative Cost Reduction Program and the progress made to better align direct costs with revenues in a challenging economic climate for the Company's businesses.

         Equity Compensation

         In 2001, the compensation included equity compensation, comprised of stock options. Stock option grants reflected the Committee's desire to provide a meaningful equity incentive for the executives to have the Company prosper over the long term. Options granted to executive officers in 2001 are set forth in the table above entitled Option Grants in Last Fiscal Year.

Chief Executive Officer Compensation

         Mr. Tuchman has served as Chief Executive Officer of the Company since January 6, 1997. Mr. Tuchman's compensation is governed by the terms of an employment contract between Mr. Tuchman and the Company, entered into at the time he joined the Company in 1991. The contract was amended in each of 1994, 1996, 1999 and March 2002. In addition to salary payments, the Board of Directors may, in its sole discretion, determine that the Company should pay Mr. Tuchman an annual bonus. In its recommendation to the Board of Directors regarding Mr. Tuchman's bonus for fiscal 2001, the Committee considered Mr. Tuchman's active role in connection with the Company's further development of Refac Consumer Products, Inc., including the launching of the MTV product line, the implementation of a General and Administrative Cost Reduction Program and the progress made to better align direct costs with revenues. Bonuses that were paid to Mr. Tuchman in the three most recent completed fiscal years are disclosed above in the bonus column of the Summary Compensation Table.

         As discussed in detail above, in March 2002, Mr. Tuchman's agreement was amended to provide that he would receive an incentive bonus upon the sale or liquidation of the Company.

Deductibility of Compensation

         Section 162(m) of the Code generally limits to $1,000,000 the Company's federal income tax deduction for compensation paid in any year to each of its Chief Executive Officer and the four other most highest paid executive officers, to the extent such compensation is not "performance-based" within the meaning of
Section 162(m). The Committee will, in general, seek to qualify compensation paid to its executive officers for deductibility under Section 162(m), although the Committee believes it is appropriate to retain the flexibility to authorize payments of compensation that may not qualify for deductibility if, in the Committee's judgment, it is in the Company's best interest to do so.

         The Compensation Committee of the Board of Directors

                                        Neil R. Austrian
                                        Mark N. Kaplan
                                        Ira T. Wender

Comparison of Five-year Cumulative Total Shareholder Return

         The following graph provides information on the cumulative total return, assuming reinvestment of dividends, for the period commencing December 31, 1996 and ending December 31, 2001, of the

Company's Common Stock as compared to the American Stock Exchange Index and a published industry index, referred to below as the "Industry Index," which includes companies in Standard Industrial Classification Code 6794 (Patent Owners and Lessors), which is the Company's primary SIC reporting code.


                             [GRAPHIC APPEARS HERE]

                                                    YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------------------
                                  1996      1997       1998     1999      2000       2001
                                 -------   -------   -------   -------   -------   -------
Refac                            $100.00   $182.98   $122.34   $ 68.09   $ 39.37   $ 43.40

Industry Index
  (SIC Code 6794)                $100.00   $116.89   $136.14   $ 81.91   $ 28.50   $ 72.47

American Stock Exchange Index    $100.00   $120.33   $118.69   $147.98   $146.16   $139.43

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Principal Stockholders

         On the Record Date, to the knowledge of the Company, the persons listed below were the only beneficial owners of more than five percent of the outstanding shares of Common Stock. The Company has no other class of voting securities outstanding. The address of Mr. Tuchman is that of the Company.


   Name and Address of               Amount and Nature            Percentage  of
   Beneficial Owner               of Beneficial Ownership       Outstanding Shares
   ----------------               -----------------------       ------------------
Dimensional Fund Advisors Inc.
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401                313,342  (1)                     8.26%

FMR Corp.
82 Devonshire Street
Boston, MA 02109                      379,500  (2)                    10.00%

Robert L. Tuchman                     218,420  (3)                     5.59%


-------

(1) Dimensional's share ownership is based upon the Schedule 13G filed on February 12, 2002.

(2) FMR's share ownership is based upon the Schedule 13G filed on February14, 2002. Such shares are directly held by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR.

(3) Includes 112,500 shares of Common Stock which may be acquired upon the exercise of stock options which are exercisable within sixty days of March 21, 2002.

Security Ownership of Management

         The following table shows: (i) the number of shares of Common Stock that each of the Company's directors and executive officers beneficially owned or had the right to acquire beneficial ownership of as of, or within sixty days of, March 21, 2002; and (ii) the percentage of the Company's outstanding shares that such ownership constitutes.

                                   Amount and Nature of          Percent of
                                   of Beneficial Percent        Outstanding
Name of Beneficial Owner                Ownership                 Shares
------------------------           ---------------------        -----------

Neil R. Austrian. . . . . . . . .          4,579    (1)              *

Raymond A. Cardonne . . . . . . .         31,666    (2)              *

Robin L. Farkas . . . . . . . . .         20,598    (1)              *

Clark A. Johnson. . . . . . . . .          6,000    (3)              *

Mark N. Kaplan. . . . . . . . . .         16,828    (1)              *

Robert L. Tuchman . . . . . . . .        218,420    (4)           5.59%

Ira T. Wender . . . . . . . . . .          5,000                     *

Officers and Directors as a Group
  (7 persons) . . . . . . . . .          303,091    (5)           7.32%

----------

* Represents less than 1% of the outstanding shares.

(1) Includes 4,000 shares of Common Stock which may be acquired upon the exercise of options which are exercisable immediately or within sixty days.

(2) Includes 28,750 shares of Common Stock which may be acquired upon the exercise of options which are exercisable immediately or within sixty days.

(3) Includes 6,000 shares of Common Stock which may be acquired upon the exercise of options which are exercisable immediately or within sixty days.

(4) Includes 112,500 shares of Common Stock which may be acquired upon the exercise of options which are exercisable immediately or within sixty days.

(5) Includes an aggregate of 163,250 shares of Common Stock which such persons may acquire upon the exercise of options which are exercisable immediately or within sixty days.


Item 13.  Certain Relationships and Related Transactions

Certain Business Relationships

         Mark N. Kaplan is Of Counsel to Skadden, Arps, Slate, Meagher & Flom LLP, which has provided legal services to the Company since 1982.

Indebtedness of Management

         Under the Tuchman Employment Agreement (See Employment Contracts under
Item 11), the Company accepted from Mr. Tuchman in payment for the exercise of certain stock options a promissory note with interest only at the rate of 6% per annum through December 31, 2003 and thereafter is repayable in ten equal consecutive annual installments with the first payment being due on December 31, 2004.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

         Included within.

(a)(2)  Exhibits

         See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.

(b)  Reports on Form 8-K

         None.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Refac

Dated: April 1, 2002                      /s/ Robert L. Tuchman
                                          --------------------------------------
                                          Robert L. Tuchman, President, Chief
                                          Executive Officer and General Counsel

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


April 1, 2002                             /s/ Robert L. Tuchman
                                          --------------------------------------
                                          Robert L. Tuchman, President,
                                          Chief Executive Officer and General
                                          Counsel and Director
                                          (Principal Executive Officer)


April 1, 2002                             /s/ Raymond A. Cardonne, Jr.
                                          --------------------------------------
                                          Raymond A. Cardonne, Jr., Chief
                                          Financial Officer, Vice President,
                                          Treasurer and Secretary
                                          (Principal Financial Officer)


April 1, 2002                             /s/ Neil R. Austrian
                                          --------------------------------------
                                          Neil R. Austrian, Director


April 1, 2002                             /s/ Robin L. Farkas
                                          --------------------------------------
                                          Robin L. Farkas, Director


April 1, 2002                             /s/ Clark A. Johnson
                                          --------------------------------------
                                          Clark A. Johnson, Director


April 1, 2002                             /s/ Mark N. Kaplan
                                          --------------------------------------
                                          Mark N. Kaplan, Director


                                          --------------------------------------
                                          Ira T. Wender, Director

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                           Exhibit
-----------                           -------

3 (a) Restated Certificate of Incorporation and Certificate of Amendment thereto. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, SEC file number 0-7704.

3 (b)           The By-laws of the Company. Incorporated by reference to
                Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, SEC file number 0-7704.

10 (a) Second Amended and Restated Employment Agreement dated March 21, 2002 between the Company and Robert L. Tuchman (the
                "Tuchman Employment Agreement").*

10 (b) Employment Agreement dated March 21, 2002 between the Company and Raymond A. Cardonne, Jr. (the "Cardonne Employment Agreement").*

10 (c) 1998 Stock Incentive Plan. Incorporated by reference to Exhibit A to the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, SEC file number 0-7704.

10 (d) 1990 Stock Option and Incentive Plan. Incorporated by reference to Exhibit A to the Company's Proxy Statement for its 1990 Annual Meeting of Stockholders, SEC file number 0-7704.

21.             List of subsidiaries of the Company.*

23.             Consent of Grant Thornton LLP*

-------------
*      Filed herewith