Form 10-Q
period 2002-03-31
REFAC
filed 2002-05-15
CIK 82788

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------


                      For the Quarter Ended March 31, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                              ---

     The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of May 15, 2002 was 3,795,261.

                                      REFAC

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
Part I.  Financial Information

Condensed Consolidated Balance Sheets
   March 31, 2002 (unaudited) and December 31, 2001                            3


Condensed Consolidated Statements of Operations
   Three Months Ended March 31, 2002 and 2001 (unaudited)                      4


Condensed Consolidated Statements of Cash Flows
   Three Months Ended March 31, 2002 and 2001 (unaudited)                      5


Notes to Condensed Consolidated Financial Statements (unaudited)            6-11


Management's Discussion and Analysis of Financial
   Conditions and Results of Operations                                    12-17


Part II.  Other Information                                                18-19

                                      Page2

                                      REFAC
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31,             DECEMBER 31,
                                                                   2002                    2001
                                                             -----------------      -------------------
                                                               (UNAUDITED)
ASSETS
------

Current Assets
  Cash  and cash equivalents                                 $       8,931,000      $         8,690,000
  Royalties receivable                                                 667,000                  754,000
  Accounts receivable, net                                           2,261,000                2,890,000
  Investments being held to maturity                                   200,000                  200,000
  Inventory                                                          2,026,000                2,140,000
  Prepaid expenses                                                     390,000                  389,000
                                                             -----------------      -------------------
  Total current assets                                              14,475,000               15,063,000
                                                             -----------------      -------------------

Property and equipment, net                                          2,366,000                2,429,000
Investments being held to maturity                                     445,000                  445,000
Deferred income taxes                                                  104,000                  114,000
Other assets                                                           264,000                  265,000
Goodwill, net                                                        6,071,000                6,071,000
                                                             -----------------      -------------------
                                                             $      23,725,000      $        24,387,000
                                                             =================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
  Accounts payable                                           $          87,000      $           293,000
  Accrued expenses                                                     705,000                  640,000
  Amounts payable under service agreements                             102,000                  253,000
  Deferred revenue                                                     132,000                  315,000
  Other liabilities                                                     89,000                   89,000
                                                             -----------------      -------------------
  Total current liabilities                                          1,115,000                1,590,000
                                                             -----------------      -------------------

Other liabilities - deferred compensation                              153,000                  205,000

Stockholders' Equity
  Common stock, $.10 par value                                         545,000                  545,000
  Additional paid-in capital                                         9,984,000                9,984,000
  Retained earnings                                                 26,177,000               26,312,000
  Treasury stock, at cost                                          (13,874,000)             (13,874,000)
  Receivable from issuance of common stock                            (375,000)                (375,000)
                                                             -----------------      -------------------
  Total stockholders' equity                                        22,457,000               22,592,000
                                                             -----------------      -------------------

                                                             $      23,725,000      $        24,387,000
                                                             =================      ===================

See accompanying notes to the unaudited condensed consolidated financial statements

                                      REFAC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                           ------------------------------------------
                                                                                  2002                   2001
                                                                           -------------------    -------------------
Revenues
  Licensing-related activities                                             $           579,000    $           741,000
  Creative services fees                                                             1,062,000              1,512,000
  Consumer product sales                                                               199,000                 41,000
  Realized gains on licensing-related securities                                             0              1,233,000
  Dividend income from licensing-related securities                                          0                  7,000
  Dividend and interest income                                                          35,000                205,000
                                                                           -------------------    -------------------
Total Revenues                                                                       1,875,000              3,739,000
                                                                           -------------------    -------------------

Costs and Expenses
  Licensing-related activities                                                         105,000                 46,000
  Creative service expenses                                                            697,000                969,000
  Consumer product sales costs                                                         248,000                 34,000
  Selling, general and administrative expenses                                       1,029,000              1,864,000
                                                                           -------------------    -------------------
Total costs and expenses                                                             2,079,000              2,913,000
                                                                           -------------------    -------------------

Income (loss) before provision (benefit) for taxes on income (loss)                   (204,000)               826,000
  Provision (benefit) for taxes on income (loss)                                       (69,000)               298,000
                                                                           -------------------    -------------------
Net income (loss)                                                                    ($135,000)   $           528,000
                                                                           ===================    ===================

                                                                           -------------------    -------------------
Diluted earnings (loss) per share                                                       ($0.04)                 $0.14
                                                                           ===================    ===================

Basic earnings (loss) per share                                                         ($0.04)                 $0.14
                                                                           ===================    ===================

                                                                           -------------------    -------------------
Diluted weighted average shares outstanding                                          3,795,261              3,800,501
                                                                           ===================    ===================

See accompanying notes to the unaudited condensed consolidated financial statements

                                      REFAC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                  -------------------------------------
                                                                                        2002                2001
                                                                                  ----------------    -----------------
Cash Flows from Operating Activities
     Net income (loss)                                                                  ($135,000)            $528,000
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                                    126,000              247,000
         Realized gains on sale of licensing-related securities                                 0           (1,233,000)
         Deferred retirement                                                              (52,000)             (48,000)
         Deferred income taxes                                                             10,000              (47,000)
         (Increase) decrease in assets:
            Royalties receivable                                                           87,000              234,000
            Accounts receivable                                                           629,000             (361,000)
            Prepaid expenses and other current assets                                      (1,000)             266,000
            Inventory                                                                     114,000             (507,000)
            Other assets                                                                    1,000              (70,000)
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                                        (140,000)              35,000
            Amounts payable under service agreements                                     (151,000)            (220,000)
            Deferred revenue                                                             (183,000)             (35,000)
            Income taxes payable                                                                0              430,000
                                                                                  ----------------    -----------------
Net cash provided by (used in) operating activities                                       305,000             (781,000)
                                                                                  ----------------    -----------------

Cash Flows from Investing Activities
     Proceeds from sales of licensing-related securities                                        0            1,371,000
     Proceeds from (purchase of) investments being held to maturity                             0              362,000
     Additions to property and equipment                                                  (64,000)            (132,000)
                                                                                  ----------------    -----------------
Net cash (used in) provided by investing activities                                       (64,000)           1,601,000
                                                                                  ----------------    -----------------

Net increase in cash and cash equivalents                                                 241,000              820,000

Cash and cash equivalents at beginning of period                                        8,690,000            5,678,000
                                                                                  ----------------    -----------------
Cash and cash equivalents at end of period                                             $8,931,000           $6,498,000
                                                                                  ================    =================

See accompanying notes to the unaudited condensed consolidated financial statements

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


          1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were normal recurring adjustments) necessary to present fairly the consolidated financial position of Refac (the "Company") at March 31, 2002, and the results of its operations, its cash flows and comprehensive income for the three month interim periods presented.

              The accounting policies followed by the Company are set forth in Note l to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference.

          2. The results of operations for the three months ended March 31, 2002 are not indicative of the results to be expected for the full year.

          3. The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, "Earnings Per Share."

                    ---------------------------------------------------------------------------
                                                                    Three Months Ended
                                                                         March 31,
                    ---------------------------------------------------------------------------

                                Description                         2002            2001
                    ---------------------------------------------------------------------------
                      Basic shares                                3,795,261       3,795,261
                    ---------------------------------------------------------------------------
                      Dilution: stock options and warrants                0           5,240
                    ---------------------------------------------------------------------------
                      Diluted shares                              3,795,261       3,800,501
                    ---------------------------------------------------------------------------
                      Income available to common
                      shareholders                                ($135,000)       $528,000
                    ---------------------------------------------------------------------------
                      Basic earnings (loss) per share                ($0.04)          $0.14
                    ---------------------------------------------------------------------------
                      Diluted earnings (loss) per share              ($0.04)          $0.14
                    ---------------------------------------------------------------------------

              There are approximately 4,000 options excluded from the earnings per share computation for the three months ended March 31, 2002 since their effect would be anti-dilutive.

          4. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies (See Note 1 of the 2001 Annual Report). Segment profit or loss is based on profit or loss from operations before the provision or benefit for income taxes. The reportable segments are distinct business units operating in different industries and are separately managed.

              The following information about the business segments is for the three month period ended March 31, 2002.

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




  ------------------------------------------------------------------------------------------------
                                                                    Manufacture
                                    Licensing of                       and
                                    Intellectual      Creative      Marketing of
                                      Property       Consulting      Consumer
          Description                  Rights         Services       Products          Total
  ------------------------------------------------------------------------------------------------
  Total revenues                     $  584,000      $1,083,000     $  208,000      $ 1,875,000
  ------------------------------------------------------------------------------------------------
  Segment profit (loss)                 321,000        (226,000)      (299,000)        (204,000)
  ------------------------------------------------------------------------------------------------
  Segment assets                      8,329,000       8,525,000      6,871,000       23,725,000
  ------------------------------------------------------------------------------------------------
  Expenditure for segment assets         16,000               0         48,000           64,000
  ------------------------------------------------------------------------------------------------

         The following information about the business segments is for the three month period ended March 31, 2001.

  ------------------------------------------------------------------------------------------------
                                                                    Manufacture
                                    Licensing of                       and
                                    Intellectual      Creative      Marketing of
                                      Property       Consulting      Consumer
          Description                  Rights         Services       Products          Total
  ------------------------------------------------------------------------------------------------
  Total revenues                     $1,995,000      $1,671,000     $   73,000      $ 3,739,000
  ------------------------------------------------------------------------------------------------
  Segment profit (loss)               1,754,000        (435,000)      (493,000)         826,000
  ------------------------------------------------------------------------------------------------
  Segment assets                     13,430,000       8,458,000      2,185,000       24,073,000
  ------------------------------------------------------------------------------------------------
  Expenditure for segment assets          6,000          39,000         87,000          132,000
  ------------------------------------------------------------------------------------------------

     5. Comprehensive income (loss) consists of net income or loss for the current period as well as income, expenses, gains, and losses arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company's licensing-related securities, net of taxes and foreign currency translation adjustments.


The components of comprehensive income (loss), net of related tax, for the three month periods ended March 31, 2002 and 2001 are as follows:

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




         -------------------------------------------------------------------------------------------------
         Description                                                        2002           2001
         -------------------------------------------------------------------------------------------------
         Net income (loss)                                               ($135,000)     $ 528,000
         -------------------------------------------------------------------------------------------------
         Less: Comprehensive losses, net of tax
         -------------------------------------------------------------------------------------------------
         Unrealized holding gains (losses), net                                  0        (52,000)
         -------------------------------------------------------------------------------------------------
         Reclassification adjustment, net                                        0       (814,000)
         -------------------------------------------------------------------------------------------------
         Comprehensive income (loss)                                     ($135,000)     ($338,000)
         -------------------------------------------------------------------------------------------------

     6. As of March 31, 2002, the Company had no open letters of credit to purchase goods.

         Inventories consist primarily of finished goods and are valued at the lower of cost or market on a first in, first out (FIFO) basis.

     7.  Business Combinations and Intangible Assets - Accounting for Goodwill

         As of January 1, 2002, the Company has adopted SFAS 142 "Goodwill and Other Intangible Assets", which eliminated the amortization of purchased goodwill. The Company is currently evaluating the recoverability of goodwill and will have its transitional impairment test completed by June, 30, 2002. If the fair value is less than the recorded value, the Company will record an impairment loss as a cumulative effect of change in accounting principle and restate its March 31, 2002 quarterly filing. The Company's goodwill relates to the Company's Creative Consulting Services segment.

         The following table presents a reconciliation of net income and earnings per share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with SFAS 142.

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                                    For the three month period
                                                         ended March 31,
--------------------------------------------------------------------------------
             Description                            2002                2001
--------------------------------------------------------------------------------
 Reported net income (loss)                      ($135,000)          $528,000
--------------------------------------------------------------------------------
 Add back: goodwill amortization                         0             72,000
--------------------------------------------------------------------------------
 Adjusted net income (loss)                      ($135,000)          $600,000
--------------------------------------------------------------------------------
 Basic earnings (loss) per share                    ($0.04)             $0.16
--------------------------------------------------------------------------------
 Diluted earnings (loss) per share                  ($0.04)             $0.16
--------------------------------------------------------------------------------

  8.  Accounting for the Impairment or Disposal of Long-lived Assets

      The Company has historically estimated the recoverability of its long-term assets, including goodwill, by consideration of the estimated future undiscounted cash flow from the operations of the business segments from which those long-term assets relate to, which is principally Creative Consulting Services. These estimates are based upon historical results adjusted for planned reductions in expenses, which have been implemented, and reasonable sales goals of the business segments. After considering various factors concerning returning value to the Company's shareholders, the Company's Board of Directors made a decision on March 21, 2002 to reposition the Company for sale or liquidation. While no time limit has been set to complete the repositioning of the Company, the Company currently estimates that it can be completed by the second quarter of Fiscal 2003, if not sooner. The Company views all of its business segments as viable and will continue to operate all of them on a going-concern basis pending a sale.

      As of January 1, 2002, the Company adopted the provisions of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

      The Company now evaluates the recoverability of its long-term assets under the provisions of SFAS 144. While such provisions retain the considerations the Company has previously made in evaluating the recoverability of its long-term assets as discussed above, SFAS 144 provides an additional triggering event to require an impairment test -- a current expectation that, more likely than not, a long-term asset or asset group will be sold or disposed of significantly before the end of its previously estimated useful life would indicate the need to test that asset or asset group for impairment. Assets that are considered to be held for sale will be measured at the lower of carrying amount or fair value less cost to sell, and depreciation on these assets will cease. Long-term assets to be disposed of by sale may not be classified as held for sale, however, until the period in which all of the following criteria are met:

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


             .   management commits to a plan to sell the asset or group

             . the asset or group is available for immediate sale in its present condition

             .   actions to complete the plan to sell have been initiated

             .   it is probable the sale will be completed within one year

             . the asset or group is being actively marketed at a reasonable price

             . it is unlikely that significant change will be made to the plan or that it will be withdrawn

             As mentioned above, on March 21, 2002, the Company decided to reposition itself for sale. Although as of March 31, 2002, it did not meet all of the criteria for its long-term assets to be classified as held for sale, all of the above criteria will be met in the fiscal quarter ending June 30, 2002. Accordingly, the Company will obtain appraisals, and any impairment loss will be recorded to the extent the carrying value of its long-term assets exceeds the fair value less costs to sell. In addition, depreciation and amortization of long-term assets, which currently amount to $437,000 and $109,000 on an annual and quarterly basis, respectively, will cease.

             The Company is currently in the process of obtaining appraisals of the Creative Consulting Services businesses, which are required for both the transitional impairment test for goodwill under SFAS 142 as of January 1, 2002 (Note 7) and for the purpose of determining if an impairment charge, which would be reflected in operations, will be required under SFAS 142 for goodwill and SFAS 144 for other long-term assets. Based on currently available information, the Company believes a material impairment charge will be required. The amount of such charge and the date incurred will be determined during the fiscal quarter ending June 30, 2002 through the above-mentioned appraisals.

      9.     Plan to Reposition the Company for Sales or Liquidation

                  After considering various factors concerning returning value to the Company's shareholders, the Company's Board of Directors made a decision on March 21, 2002 to reposition the Company for sale or liquidation. While no time limit has been set to complete the repositioning of the Company, the Company currently estimates that it can be completed by the second quarter of Fiscal 2003, if not sooner. The Company views all of its business segments as viable and will continue to operate all of them on a going-concern basis pending a sale.

                                      REFAC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    10.  Refac Licensing

         The Company formed Refac Licensing, Inc. (RL) in January 1998, in conjunction with Arlene Scanlan, to operate as a full service trademark licensing agency and consultant for brand and character licensing properties. In connection with such formation, Ms. Scanlan acquired a 19% interest in RL and entered into an employment agreement with RL, which had a term expiring on December 31, 2002. Given the Company's change in direction and lack of operating success in this business, the Company and Ms. Scanlan have agreed to a termination of her employment agreement and stock option agreements to purchase 55,000 shares of the Company's stock as of January 31, 2002 and to a conveyance of her 19% interest in RL to the Company. RL will be liquidated or merged into RIL, which will assume responsibility for all of the Company's licensing activities. Ms. Scanlan will serve as a consultant to the Company for the balance of 2002 devoting up to two days per week to the Company's licensing business.

    11.  Stockholder Rights Plan

         On April 26, 2002, the Company's Board of Directors adopted a Stockholder Rights Plan in which rights will be distributed as a dividend at the rate of one Right for each share of common stock, par value $0.10 per share, of the Company held by stockholders of record as of the close of business on May 9, 2002. The adoption of the Rights Plan should enhance the ability of the Company to carry out its plan in a manner which will be fair to all stockholders.

         Each Right initially will entitle stockholders to buy one ten-thousandth of a share of preferred stock for $5.95. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock. The Rights will expire on April 26, 2012.

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         REVENUES for the three months ended March 31, 2002 were $1,875,000 as compared to $3,739,000 for the comparable period in 2001. The $1,864,000 revenue decrease was due to decreases in realized gains and dividends on licensing-related securities ($1,240,000) creative consulting fees ($450,000), dividend and interest income ($170,000), recurring patent license fees ($82,000) and trademark agency fees ($80,000) offset by an increase in sales of consumer products of $158,000.

         Revenues are summarized as follows:

         ----------------------------------------------------------------------
                          Description                          2002       2001
         ----------------------------------------------------------------------
          Revenues from licensing-related activities            31%        20%
         ----------------------------------------------------------------------
          Realized gains on sales and dividends from
          licensing-related securities                           0%        33%
         ----------------------------------------------------------------------
          Creative consulting services                          57%        40%
         ----------------------------------------------------------------------
          Consumer product sales                                10%         1%
         ----------------------------------------------------------------------
          Dividends and interest                                 2%         6%
         ----------------------------------------------------------------------
          Total                                                100%       100%
         ----------------------------------------------------------------------

Licensing of Intellectual Property Rights
-----------------------------------------

         Revenues from Licensing-Related Activities consist of recurring royalty payments for the use of licensed patents and trademarks, non-recurring, lump sum license payments, agency fees and service fees. Recurring patent licensing income and trademark agency fees decreased $162,000 for the three months ended March 31, 2002 as compared to the same period of 2001. The decrease of recurring patent licensing income and trademark agency fees for the three months ended March 31, 2002 is attributable to a decrease in trademark agency fees of $80,000 and a decrease in patent licensing fees of $82,000.

         Expenses from Licensing-Related Activities consist principally of amounts paid to licensors at contractually stipulated percentages of the Company's specific patent and product revenues and, in addition, includes expenses related to the investigation, marketing, administration,

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

enforcement, maintenance and prosecution of patent, trademarks and license rights and related licenses. Licensing-related expenses increased by $59,000 for the three months ended March 31, 2002. As a percentage of licensing revenues, these expenses were 18% and 6% in 2002 and 2001, respectively. The increase in expenses in 2002 is primarily due to a change in the revenue mix with higher associated licensor payments and an increased allocation of executive salaries.

         Income from Licensing-Related Securities consist of gains on sales and dividends received on securities acquired by the Company in connection with its licensing activities. As of March 31, 2001, licensing-related securities consisted of 25,000 shares of KeyCorp common stock. The liquidation of the stock was completed during the second quarter of 2001. The decrease in revenues for the gains on sales and dividends received from licensing-related securities is $1,240,000.

Creative Consulting Services
----------------------------

         Creative Consulting Services consist of product development and graphic design services provided by the Product Development Group and the Graphics Design Group, collectively referred to as Refac Design. Total creative consulting fees decreased by $450,000 for the three months ended March 31, 2002 versus the comparable period in 2001. This decrease consists of a decrease in the Product Development Group's services of $122,000 and in the Graphic Design Group's services of $328,000. The decreases are attributable to a drop in new client projects as a result of the soft economy.

         Expenses decreased by $272,000 in the three month period ended March 31, 2002 as compared to 2001, which consist of decreases of $133,000 and $139,000 from the Product Development Group and the Graphic Design Group, respectively. These decreases are principally due to decreases in direct payroll.

Manufacture and Marketing of Consumer Products
----------------------------------------------

         Consumer Product sales by Refac Consumer Products, Inc. ("RCP") increased $158,000 to $199,000 during the three months ended March 31, 2002 from $41,000 during the same period of 2001. Gross profit decreased by 42%, to (25%) in 2002 from 17% in 2001. The decrease in gross margin is principally due to RCP selling $228,000 of goods to a customer in Mexico in an effort to balance inventory and the effect of an $80,000 advertising allowance given to a customer under a program that the Company is not likely to continue.

         Given the Company's announced plans for repositioning, RCP has begun to look at distribution outside its normal sales channels, including wholesalers and close-out firms. While the Company intends to liquidate its inventory position above its cost, there are no assurances that it will be able to do so.

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         Selling, General and Administrative Expenses decreased by $835,000 in the three month period ended March 31, 2002 as compared to the previous year. The decrease consists of a decrease of $364,000 in RefacDesign, a decrease of $318,000 in RCP, a decrease of $96,000 in general corporate expenses and $57,000 associated with licensing-related activities. These decreases are the result of implementing the cost reduction program which began in May of 2001 and include indirect salaries and burden decreases of $168,000 in RefacDesign, $107,000 in RCP, $83,000 in the general corporate staff and $20,000 in licensing_related activities. RCP design-related expenses decreased by $148,000. Expenses associated with the repositioning of the Company amounted to $43,000 in the quarter.

         Goodwill relates to the excess of the purchase price paid over the fair market value of the tangible assets acquired in the Company's acquisitions of the Product Development Group ($5,475,000) and the Graphic Design Group ($1,623,000). Such amortization aggregated $72,000 for the three months ended March 31, 2001, and is included in selling, general and administration expenses. After December 31, 2001, the Company no longer amortized goodwill. By June 30, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at January 1, 2002, the Company will record an impairment loss in the March 31, 2002 quarter, as a cumulative effect of change in accounting principle.

         Income Tax Provision (Benefit). The Company's income tax provision (benefit) of ($69,000) for the three months ended March 31, 2002 reflects an effective tax rate of 34%. The effective tax rate for the same period of 2001 was 36%.

         Inflation. The Company's income from licensing operations has not in the past been materially affected by inflation. Likewise, while currency fluctuations can influence licensing-related revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash, cash equivalents, corporate bonds and U.S. Treasury Notes increased $241,000 from $8,690,000 at December 31, 2001 to $8,931,000 at March
31, 2002. The Company believes its liquidity position is adequate to meet all current and projected financial needs.

         Cash provided by operations was $305,000 as compared to cash used in operations of $781,000 for the same period of 2001, reflecting an increase of $1,086,000. Principal sources of net cash flows from operating activities for the three months ended March 31, 2002 were accounts receivable, inventory and depreciation and amortization. Operating activities which used the most cash during the three months ended March 31, 2002 were accounts payable and accrued expenses, deferred revenue and amounts payable under service agreements.

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


         Net cash used in investing activities was $64,000; a decrease of $1,665,000 from cash provided by investment activities of $1,601,000 for the same period of 2001. For the period ended March 31, 2002 there were no proceeds from the sales of licensing-related securities or from investments being held to maturity.

         On March 31, 2002, the Company had no open letters of credit to purchase goods.

         The Company has commitments under leases covering its facilities (see Notes to the Consolidated Financial Statements), and under a Retirement Agreement with its founder and former Chief Executive Officer (which has been provided for in the financial statements). For information on leaseholds and other commitments and contingencies, see Notes to the Consolidated Financial Statements.

The following table represents the Company's future material, long-term contractual obligations:

                  --------------------------------------------------------------

                                        Payments Due By Period
--------------------------------------------------------------------------------
Contractual          Total    Less than one     1 - 3       4 - 5        After
Obligations                       year          years       years       5 years
--------------------------------------------------------------------------------
Operating Lease
Obligations       $4,772,000     $528,000    $1,929,000   $1,266,000  $1,049,000
--------------------------------------------------------------------------------
Other Long-Term
Obligations       $  229,000     $118,000      $111,000   $        0  $        0
--------------------------------------------------------------------------------

         The Company's long-term investments being held to maturity consist of corporate bonds that mature in November 2003. The Company's investment in long-term marketable securities is subject to interest rate risk. Historically, the Company has not experienced material gains or losses due to interest rate changes when selling long-term investments.

         CRITICAL ACCOUNTING POLICIES. The Company has historically estimated the recoverability of its long-term assets, including goodwill, by consideration of the estimated future undiscounted cash flow from the operations of the business segments from which those long-term assets relate to, which is principally Creative Consulting Services. These estimates are based upon historical results adjusted for planned reductions in expenses, which have been implemented, and reasonable sales goals of the business segments. After considering various factors concerning returning value to the Company's shareholders, the Company's Board of Directors made a decision on March 21, 2002 to reposition the Company for sale or liquidation. While no time limit has been

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

set to complete the repositioning of the Company, the Company currently estimates that it can be completed by the second quarter of Fiscal 2003, if not sooner. The Company views all of its business segments as viable and will continue to operate all of them on a going-concern basis pending a sale.

     As of January 1, 2002, the Company adopted the provisions of SFAS 142, "Goodwill and Other Intangible Assets" and SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

     Under SFAS 142, annual and quarterly goodwill amortization of $348,000 and $87,000, respectively, will no longer be recognized. Instead, the Company will perform, by June 30, 2002, a transitional fair value based impairment test of its goodwill as of January 1, 2002. An appraisal will be obtained for each business segment with a significant amount of goodwill, and if the appraised fair value of the segment is less than the carrying value, an impairment loss will be recorded in the fiscal quarter ending March 31, 2002 as a cumulative effect of a change in accounting principle. After this transitional test is performed, the Company will perform an annual impairment test, commencing in this fiscal year 2002. Any impairment of goodwill recorded under the annual impairment test will be recognized in the operations of the related business segment.

     The Company now evaluates the recoverability of its long-term assets under the provisions of SFAS 144. While such provisions retain the considerations the Company has previously made in evaluating the recoverability of its long-term assets as discussed above, SFAS 144 provides an additional triggering event to require an impairment test -- a current expectation that, more likely than not, a long-term asset or asset group will be sold or disposed of significantly before the end of its previously estimated useful life would indicate the need to test that asset or asset group for impairment. Assets that are considered to be held for sale will be measured at the lower of carrying amount or fair value less cost to sell, and depreciation on these assets will cease. Long-term assets to be disposed of by sale may not be classified as held for sale, however, until the period in which all of the following criteria are met:

         .   management commits to a plan to sell the asset or group

         . the asset or group is available for immediate sale in its present condition

         .   actions to complete the plan to sell have been initiated

         .   it is probable the sale will be completed within one year

         .   the asset or group is being actively marketed at a reasonable price

                                      REFAC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


     . it is unlikely that significant change will be made to the plan or that it will be withdrawn

     As mentioned above, on March 21, 2002, the Company decided to reposition itself for sale. Although as of March 31, 2002, it did not meet all of the criteria for its long-term assets to be classified as held for sale, all of the above criteria will be met in the fiscal quarter ending June 30, 2002. Accordingly, the Company will obtain appraisals, and any impairment loss will be recorded to the extent the carrying value of its long-term assets exceeds the fair value less costs to sell. In addition, depreciation and amortization of long-term assets, which currently amount to $437,000 and $109,000 on an annual and quarterly basis, respectively, will cease.

     The Company is currently in the process of obtaining appraisals of the Creative Consulting Services businesses, which are required for both the transitional impairment test for goodwill under SFAS 142 as of January 1, 2002 (Note 7) and for the purpose of determining if an impairment charge, which would be reflected in operations, will be required under SFAS 142 for goodwill and SFAS 144 for other long-term assets. Based on currently available information, the Company believes a material impairment charge will be required. The amount of such charge and the date incurred will be determined during the fiscal quarter ending June 30, 2002 through the above-mentioned appraisals.

FORWARD LOOKING STATEMENTS
--------------------------

     Statements about the Company's future expectations and all other statements in this document other than historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the "forward-looking statements" contained herein are subject to the above-mentioned statutory safe harbors. Since these statements involve risks and uncertainties and are subject to change at any time, the Company's actual results could differ materially from expected or inferred results.

     The Company's future expectations, including, but not limited to its expectations in connection with a sale or liquidation transaction, are affected by factors beyond the Company's control, including worldwide competitive and market conditions, costs of labor, raw materials and marketing, spending patterns and demographic trends, litigation and the availability of financing. Some of the aforementioned risks are further described in reports that the Company files with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Part II.  Other Information

Item 6.    Exhibit and Reports on Form 8-K
------------------------------------------

       (a) See Exhibit Index attached hereto.

       (b) Current Report on Form 8-K filed on March 27, 2002 announcing its year end results and its plan to reposition the Company for sale or liquidation.

                                   Signatures
                                   ----------

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     REFAC

May 15, 2002                         /s/ Robert L. Tuchman
                                     --------------------------------------
                                     Robert L. Tuchman, President and
                                     Chief Executive Officer

May 15, 2002                         /s/ Raymond A. Cardonne, Jr
                                     --------------------------------------
                                     Raymond A. Cardonne, Jr, CFO
                                     (Principal Financial Officer)

EXHIBIT INDEX


Exhibit                                                                    Page
  No.                                                                      No.
-------                                                                    ----




27 Note 1 to the Company's Consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.