Form 10-Q
period 2002-06-30
REFAC
filed 2002-08-19
CIK 82788

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

Commission File Number 0-7704

REFAC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1681234 (I.R.S. Employer Identification No.)

The Hudson River Pier
115 River Road, Edgewater, New Jersey 07020-1099
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (201) 943-4400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s Common Stock, par value $.10 per share, as of August 14, 2002 was 3,796,511

REFAC

REFAC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,168,000	$8,690,000
Royalties receivable	700,000	754,000
Accounts receivable, net	1,464,000	2,890,000
Investments being held to maturity	6,646,000	200,000
Inventory	890,000	2,140,000
Prepaid expenses	208,000	419,000

Total current assets	13,076,000	15,093,000

Property and equipment, net	1,553,000	1,672,000
Investments being held to maturity	446,000	445,000
Deferred income taxes	2,601,000	114,000
Other assets	178,000	265,000
Assets being held for sale—Product Design Group	168,000	4,870,000
Assets being held for sale—Graphic Design Group	176,000	1,583,000
Assets being held for sale—Consumer Products Group	439,000	375,000

	$18,637,000	$24,417,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$25,000	$293,000
Accrued expenses	450,000	670,000
Amounts payable under service agreements	66,000	253,000
Deferred revenue	39,000	315,000
Other liabilities	89,000	89,000
Liabilities being held for sale—Product Group	10,000	0

Total current liabilities	679,000	1,620,000

Other liabilities—deferred compensation	101,000	205,000

Stockholders’ Equity
Common stock, $.10 par value	545,000	545,000
Additional paid-in capital	9,987,000	9,984,000
Retained earnings	21,574,000	26,312,000
Treasury stock, at cost	(13,874,000)	(13,874,000)
Receivable from issuance of common stock	(375,000)	(375,000)

Total stockholders’ equity	17,857,000	22,592,000

	$18,637,000	$24,417,000

See accompanying notes to the unaudited condensed consolidated financial statements

REFAC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Revenues
Licensing-related activities	$1,250,000	$1,635,000	$671,000	894,000
Realized gains on licensing-related securities	—	1,813,000	—	580,000
Dividend income from licensing-related securities	—	15,000	—	8,000
Dividend and interest income	92,000	500,000	44,000	226,000

Total Revenues	1,342,000	3,963,000	715,000	1,708,000

Costs and Expenses
Licensing-related activities	216,000	324,000	111,000	279,000
Selling, general and administrative expenses	396,000	302,000	201,000	85,000

Total costs and expenses	612,000	626,000	312,000	364,000

Income before provision for taxes on income	730,000	3,337,000	403,000	1,344,000
Provision for taxes on income	248,000	1,132,000	137,000	390,000

Net income from continuing operations	482,000	2,205,000	266,000	954,000
Loss from discontinued operations—net of taxes	(3,137,000)	(1,372,000)	(2,786,000)	(649,000)
Cummulative effect of change in accounting principle—net of $1,073,000 tax benefit	(2,083,000)	—	—	—

Net Income (loss)	$(4,738,000)	$833,000	$(2,520,000)	$305,000

Basic and diluted earnings (loss) per share:
From continuing operations	$0.13	$0.58	$0.07	$0.25
From discontinued operations	$(0.83)	$(0.36)	$(0.73)	$(0.17)
From cumulative effect of change in accounting principle	$(0.55)	$0.00	$0.00	$0.00

Net income (loss)	$(1.25)	$0.22	$(0.66)	$0.08

Basic weighted average shares outstanding	3,795,469	3,795,261	3,795,769	3,795,261
Diluted weighted average shares outstanding	3,804,832	3,797,881	3,812,127	3,795,261

See accompanying notes to the unaudited condensed consolidated financial statements

REFAC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities
Net income (loss)	$(4,738,000)	$833,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	102,000	457,000
Inventory Reserve	657,000	0
Loss on disposal of assets	27,000	0
Cumulative effect of changing method of accounting for goodwill	3,156,000	0
Additional impairment of goodwill	2,811,000	0
Impairment of long-lived assets	51,000	0
Realized gains on sale of licensing-related securities	0	(1,813,000)
Deferred retirement	(104,000)	(48,000)
Deferred income taxes	(2,487,000)	0
(Increase) decrease in assets:
Due from broker	0	(645,000)
Royalties receivable	54,000	180,000
Accounts receivable	1,426,000	(336,000)
Prepaid expenses and other current assets	211,000	428,000
Prepaid taxes	0	(78,000)
Inventory	593,000	(2,735,000)
Other assets	87,000	0
Assets held for sale	27,000	0
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(488,000)	40,000
Amounts payable under service agreements	(187,000)	(268,000)
Deferred revenue	(276,000)	0
Liabilities held for sale	10,000	0

Net cash provided by (used in) operating activities	932,000	(3,985,000)

Cash Flows from Investing Activities
Proceeds from sales of licensing-related securities	0	2,020,000
Proceeds from (purchase of) investments being held to maturity	(6,447,000)	1,893,000
Additions to property and equipment	(10,000)	(221,000)

Net cash (used in) provided by investing activities	(6,457,000)	3,692,000

Cash Flows from Financing Activities
Proceeds from exercise of stock options	3,000	0

Net decrease in cash and cash equivalents	(5,522,000)	(293,000)
Cash and cash equivalents at beginning of period	8,690,000	5,678,000

Cash and cash equivalents at end of period	$3,168,000	$5,385,000

See accompanying notes to the unaudited condensed consolidated financial statements

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Refac (the “Company”) at June 30, 2002, and the results of its operations, its cash flows and comprehensive losses for the six month interim periods presented.

The accounting policies followed by the Company are set forth in Note l to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference.

2.  The results of operations for the three months ended June 30, 2002 are not indicative of the results to be expected for the full year.

3.  Certain reclassifications have been made to the prior period financial statements to conform them to the current presentation.

4.  The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, “Earnings Per Share.”

	Six Months Ended June 30,		Three Months Ended June 30,
Description	2002	2001	2002	2001
Basic shares	3,795,469	3,795,261	3,795,769	3,795,261
Dilution: stock options and warrants	9,363	2,620	16,358	0
Diluted shares	3,804,832	3,797,881	3,812,127	3,795,261
Income from continuing operations	$482,000	$2,205,000	$266,000	$954,000
Basic earnings	$0.13	$0.58	$0.07	$0.25
Diluted earnings	$0.13	$0.58	$0.07	$0.25

5.  On March 21, 2002, the Company announced that it was repositioning itself for sale or liquidation. While no time limit has been set to complete the repositioning of the Company, the Company currently estimates that it can be completed by the end of the second quarter of fiscal 2003. Under SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, assets that are considered to be “held for sale” must be presented as discontinued operations if (i) the operations

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and cash flows of the “component of the entity” will be eliminated from the ongoing operations of the entity as a result of a disposal transaction and (ii) there will be no significant continuing involvement in the operations of the component after the disposal transaction.

As a result of the actions taken to accomplish this repositioning, the creative consulting services and manufacture and marketing of consumer products groups are included in the income statement as discontinued operations, net of taxes, as they have been sold or are expected to be sold.

The Company’s operations in the licensing of intellectual property rights are not considered held for sale because of the Company’s intent to manage certain outstanding licensing-related agreements through their termination. While the Company’s licensing operations are still considered a continuing business, it has not undertaken any new technology licensing projects during the current or preceding three fiscal years and, given its decision to position itself for sale or liquidation, it is highly unlikely that it will undertake any such projects in the future. The income statement reflects the results of the licensing of intellectual property rights in its results of continuing operations.

6.  Comprehensive loss consists of net income or loss for the current period as well as income, expenses, gains, and losses arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company’s licensing-related securities, net of taxes and foreign currency translation adjustments.

The components of comprehensive loss, net of related tax, for the six and three month periods ended June 30, 2002 and 2001 are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
Description	2002	2001	2002	2001
Net income (loss)	$(4,738,000)	$833,000	$(2,520,000)	$305,000
Less: Comprehensive losses, net of tax
Unrealized holdings (losses), net	0	0	0	52,000
Reclassification adjustment, net	0	$(1,197,000)	0	(383,000)
Comprehensive loss	$(4,738,000)	$(364,000)	$(2,520,000)	$(26,000)

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.  As of June 30, 2002, the Company had open letters of credit to purchase goods for $134,000.

8.  Inventories consist primarily of finished goods and are valued at the lower of cost or market on a first in, first out (FIFO) basis. The Company recorded an inventory reserve of $657,000 in anticipation of liquidating its inventory below cost.

9.  Business Combinations and Intangible Assets—Accounting for Goodwill

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, “Business Combinations” and in July 2001, SFAS 142, “Goodwill and Other Intangible Assets.” The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer be subject to amortization, but are now subject to at least an annual assessment for impairment by applying a fair value based test. The Company adopted SFAS 142 as of January 1, 2002 and in compliance with this new standard has discontinued the amortization of goodwill.

During the quarter ended June 30, 2002 and prior to the issuance of these financial statements, the Company completed the steps required to value the carrying value of goodwill existing at January 1, 2002. As a result, a non-cash charge of $3,156,000, or ($0.83) per share was recorded as a cumulative effect of change in accounting principle in the six months ended June 30, 2002 statement of operations. At June 30, 2002, the Company designated the Creative Consulting Services and Manufacture and Marketing of Consumer Products segments as Assets held for Sale under provisions of SFAS 144. Based on actual terms of the sale of the Graphic Design Group, which took place on August 5, 2002, and terms under discussion with a nonaffiliated potential buyer of the Product Design Group, the Company determined the fair value of the reporting units were less than the book values and recorded a goodwill impairment charge of $2,811,000. The Company has recorded this impairment charge, net of tax benefits, in losses from discontinued operations. The carrying amount of goodwill at December 31, 2001 and the impairment losses under SFAS 142 as of January 1, 2002 and June 30, 2002, are as follows:

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Reporting Units
	Graphic Design Group	Product Design Group	Consolidated
Balance as of December 31, 2001	$1,473,000	$4,582,000	$6,055,000
Impairment loss under SFAS 142 as of January 1, 2002	(673,000)	(2,483,000)	(3,156,000)
Additional impairment loss under SFAS 142 as of June 30, 2002	(712,000)	(2,099,000)	(2,811,000)

Balance as of June 30, 2002	$88,000	$0	$88,000

The Company engaged an independent valuation consultant to assist with the transitional goodwill impairment tests.

The fair value of each of the Graphic Design and Product Design Groups was calculated using two methodologies: (i) Discounted Cash Flow Analysis and (ii) Acquisition Analysis. Discounted Cash Flow Analysis calculates equity value by determining the present value of future after-tax cash flows of each business unit and the Acquisition Analysis considers multiples determined from information of relevant acquisitions of companies engaged in similar lines of business.

The forecast for the Graphic Design Group was given full weight in the determination of valuation because the Graphic Design Group forecast represented a gradual improvement over time and was therefore likely to form the basis for a transaction on its own merit. The forecast for the Product Design Group however represented a departure from historical results. Therefore, a 50% weight was given to the Product Design Group because the forecast was divergent from its historical performance.

In determining the fair value, the Guideline Public Company Analysis methodology, which considers multiples of the financial results of public companies engaged in similar lines of business, was not used because of the lack of public companies that provide the same services as the Graphic Design and Product Design Groups. In addition, those public companies found were more diverse than the Graphic Design and Product Design Groups.

The following pro forma table shows the effect of amortization expense and the cumulative effect of change in accounting principle on the Company’s net loss as follows:

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001
Reported Net Income (Loss)	$(4,738,000)	$833,000	$(2,520,000)	$305,000
Cumulative Effect of Change in accounting principle, net of tax	(2,083,000)	0	0	0
Amortization Expense	0	143,000	0	72,000

Adjusted Net Income (Loss)	$(2,655,000)	$976,000	$(2,520,000)	$377,000

Reported Income (Loss) per Share:
Basic and Diluted	$(1.25)	$0.22	$(0.66)	$0.08
Adjustment for Amortization Expense:
Basic and Diluted	0	$0.04	0	$0.02
Adjustment for Cumulative Effect of Change in Accounting Principle:
Basic and Diluted	$(0.55)	0	0	0

Adjusted Net Income (Loss) per Share:
Basic and Diluted	$(0.70)	$0.26	$(0.66)	$0.10

10.    Accounting for the Impairment or Disposal of Long-lived Assets

The Company has historically estimated the recoverability of its long-term assets, including goodwill, by consideration of the estimated future undiscounted cash flow from the operations of the business segments to which those long-term assets relate. These estimates were based upon historical results adjusted for planned reductions in expenses, which have been implemented, and reasonable sales goals of the business segments. The Company’s goodwill primarily relates to its Creative Consulting Services segment.

As of January 1, 2002, the Company adopted the provisions of SFAS 144 , “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company now evaluates the recoverability of its long-term assets under the provisions of SFAS 144. While such provisions retain the considerations the Company has previously made in evaluating the recoverability of its long-term assets as discussed above, SFAS 144 provides an

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

additional triggering event to require an impairment test—a current expectation that, more likely than not, a long-term asset or asset group will be sold or disposed of significantly before the end of its previously estimated useful life. Assets that are considered to be “held for sale” are now measured at the lower of carrying amount or fair value, less the costs to sell. Once an asset is determined to be “held for sale”, depreciation on such asset ceases. Long-term assets to be disposed of by sale may not be classified as held for sale, however, until the period in which all of the following criteria are met:

•	management commits to a plan to sell the asset or group

•	the asset or group is available for immediate sale in its present condition

•	actions to complete the plan to sell have been initiated

•	it is probable the sale will be completed within one year

•	the asset or group is being actively marketed at a reasonable price

•	it is unlikely that significant change will be made to the plan or that it will be withdrawn

Based upon the above criteria, the assets of the creative consulting services and the manufacture and marketing of consumer products groups are considered held for sale and have been evaluated under SFAS 144. In such valuation, the actual terms of the sale of the Graphic Design Group was used (see Note 12 below) and terms under discussion with a nonaffiliated potential purchaser for the Product Design Group was used.

For financial reporting purposes, the assets and liabilities available for sale have been classified in the consolidated balance sheet as “Assets being held for sale” and “Liabilities being held for sale” and are included in the Creative Consulting Services and Manufacture of Consumer Products segments. Such net assets and liabilities consist of the following:

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2002	Graphic Design Group	Product Design Group	Consumer Product Group	Consolidated Group
Fixed Assets, net	$88,000	$168,000	$423,000	$679,000
Goodwill, net	88,000	—	16,000	104,000
Total Assets Held for Sale	$176,000	$168,000	$439,000	$783,000
Accrued Retention Pay	—	$10,000	—	$10,000
Total Liabilities Held for Sale	—	$10,000	—	$10,000

December 31, 2001	Graphic Design Group	Product Design Group	Consumer Products Group	Consolidated Group
Fixed Assets, net	$110,000	$288,000	$359,000	757,000
Goodwill, net	1,473,000	4,582,000	16,000	6,071,000
Total Assets Held for Sale	$1,583,000	$4,870,000	$375,000	$6,828,000
Accrued Retention Pay	—	—	—	—
Total Liabilities Held for Sale	—	—	—	—

In connection with SFAS 144, the following table summarizes the revenues and pretax loss of the reported discontinued operations of the Assets held for Sale:

Six Months Ended June 30, 2002	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations
Revenues	$686,000	$1,229,000	$854,000	$2,769,000
Pretax Loss	(1,009,000)	(2,311,000)	(1,433,000)	(4,753,000)

Six Months Ended June 30, 2001	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations
Revenues	$1,402,000	$1,437,000	$452,000	$3,291,000
Pretax Income (Loss)	293,000	(1,066,000)	(1,304,000)	(2,077,000)

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three Months Ended June 30, 2002	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations
Revenues	$261,000	$592,000	$655,000	$1,508,000
Pretax Loss	(850,000)	(2,238,000)	(1,130,000)	(4,218,000)

Three Months Ended June 30, 2001	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations
Revenues	$650,000	$677,000	$411,000	$1,738,000
Pretax Income (Loss)	105,000	(461,000)	(565,000)	(921,000)

Included in the pretax loss of discontinued operations at June 30, 2002 is an impairment charge to long-lived assets of approximately $51,000, as the carrying value of fixed assets of the Product Design Group was adjusted to fair value, based upon terms under discussion with a nonaffiliated potential buyer.

11.  Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Exit or Disposal Activities”. SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to termination of a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated received under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

12.  Sale of the Graphic Design Group

The Company determined the value of the goodwill and long-term assets related to its Graphic Design Group at June 30, 2002 based upon the actual terms for the sale of that division, which took place on August 5, 2002. The Graphic Design Group was established when the Company acquired the assets, subject to the liabilities, of David Morris Creative and its affiliated companies in November 1999. In furtherance of its plan to reposition itself for sale or liquidation,

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the Company sold certain assets, including the customer lists and goodwill, subject to certain liabilities, of the Graphic Design Group to a company formed by its President and former owner. The transaction was effective as of August 1, 2002 and the purchase price was $371,360 consisting of a lump-sum payment due on or before August 31, 2002 of $54,180 and a 6% promissory note for $317,180, which is payable in sixty (60) equal consecutive monthly installments of $6,250 commencing January 1, 2003.

As part of this transaction, as of July 31, 2002, the employment agreement with the President of the Graphic Design Group and stock options granted to him to purchase 30,000 shares of the Company’s stock were terminated in consideration of a lump-sum payment of $96,097. The Company also entered into a sublease with the acquiring company for 3,492 square feet of commercial rentable space. The sublease expires on November 30, 2009 which is co-terminus with the Company’s master lease. The rent for the entire term of the sublease is $565,809.

13.  Refac Licensing

The Company formed Refac Licensing, Inc. (“RL”) in January 1998, in conjunction with Arlene Scanlan, to operate as a full service trademark licensing agency and consultant for brand and character licensing properties. In connection with such formation, Ms. Scanlan acquired a 19% interest in RL and entered into an employment agreement with RL, which had a term expiring on December 31, 2002. Given the Company’s change in direction and lack of operating success in this business, the Company and Ms. Scanlan have agreed to a termination of her employment agreement and stock option agreements to purchase 55,000 shares of the Company’s stock as of January 31, 2002 and to a conveyance of her 19% interest in RL to the Company. RL will be liquidated or merged into Refac International Ltd (“RIL”), which will assume responsibility for all of the Company’s licensing activities. Ms. Scanlan is serving as a consultant to the Company for the balance of 2002 under an agreement which requires her to devote up to two days per week to the Company’s licensing business.

14.  Stockholder Rights Plan

On April 26, 2002, the Company’s Board of Directors adopted a Stockholder Rights Plan in which rights will be distributed as a dividend at the rate of one Right for each share of common stock, par value $0.10 per share, of the Company held by stockholders of record as of the close of business on May 9, 2002. The Company believes that the adoption of the Rights Plan enhances its ability to carry out its plan in a manner that will be fair to all stockholders.

Each Right initially will entitle stockholders to buy one ten-thousandth of a share of preferred stock for $5.95. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock. Unless previously terminated in accordance with the Plan, the Rights expire on April 26, 2012.

* * * * *

REFAC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

REVENUES from continuing operations for the six months ended June 30, 2002 were $1,342,000 as compared to $3,963,000 for the comparable period in 2001. The $2,621,000 revenue decrease was due to declines in realized gains and dividends on licensing-related securities ($1,828,000), recurring patent license fees ($303,000), trademark agency fees ($82,000) and interest and dividends ($408,000).

Revenues from continuing operations for the three months ended June 30, 2002 were $715,000 as compared to $1,708,000 for the comparable period in 2001. The $993,000 revenue decrease was due to declines in realized gains and dividends on licensing-related securities ($588,000), recurring patent license fees ($221,000), trademark agency fees ($2,000) and interest and dividends ($182,000).

As of March 31, 2001, licensing-related securities consisted of 25,000 shares of KeyCorp common stock, all of which was sold during the second quarter of 2001. Accordingly, as of June 30, 2001, the Company no longer owned any licensing-related securities.

Revenues from continuing operations for the six and three months are summarized as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
Description	2002	2001	2002	2001
Revenues from licensing-related activities	93%	41%	94%	52%
Realized gains on sales and dividends from licensing-related securities	0%	46%	0%	35%
Dividends and interest	7%	13%	6%	13%

Total	100%	100%	100%	100%

Expenses from the licensing of intellectual property rights consist principally of amounts paid to licensors at contractually stipulated percentages of the Company’s specific patent and product revenues and, in addition, includes expenses related to the administration, enforcement, maintenance

REFAC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

and prosecution of patent, trademarks and license rights and related licenses. These expenses decreased by $108,000 for the six months ended June 30, 2002, due to a decrease in revenues. As a percentage of licensing revenues, these expenses were 17% and 20% in 2002 and 2001, respectively. Expenses related to the licensing of intellectual property rights decreased $168,000 for the three months ended June 30, 2002. The expense decrease is primarily due to the decrease in revenue related expenses.

Selling, General and Administrative Expenses increased by $94,000 in the six month period ended June 30, 2002 as compared to the previous year. The increase is primarily due to legal expenses associated with the repositioning of the Company, which totaled approximately $90,000.

Selling, General and Administrative Expenses increased by $116,000 in the three month period ended June 30, 2002 as compared to the previous year. The increase in primarily due to legal expenses associated with the repositioning of the Company, which totaled approximately $47,000.

Income Tax Provision.    The Company’s income tax provision of $248,000 on continuing operations for the six months ended June 30, 2002 reflects an effective tax rate of 34%. The effective tax rate for the same period of 2001 was 34%.

Inflation.     The Company’s income from licensing operations has not in the past been materially affected by inflation. Likewise, while currency fluctuations can influence licensing-related revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

RESULTS OF DISCONTINUED OPERATIONS

The Company has reported the results of operations for the Creative Consulting Services and Refac Consumer Products Groups as discontinued operations, net of taxes. Also included in discontinued operations is the goodwill impairment loss related to the Groups under SFAS 142 in the amount of $2,811,000 ($1,855,000 net of taxes). The following table summarizes the revenues and pretax losses of the reported discontinued operations for the six and three month periods ended June 30, 2002 and June 30, 2001:

REFAC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Six Months Ended June 30, 2002	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations
Revenues	$686,000	$1,229,000	$854,000	$2,769,000
Pretax Loss	(1,009,000)	(2,311,000)	(1,433,000)	(4,753,000)

Six Months Ended June 30, 2001	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations
Revenues	$1,402,000	$1,437,000	$452,000	$3,291,000
Pretax Income (Loss)	293,000	(1,066,000)	(1,304,000)	(2,077,000)

Three Months Ended June 30, 2002	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations
Revenues	$261,000	$592,000	$655,000	$1,508,000
Pretax Loss	(850,000)	(2,238,000)	(1,130,000)	(4,218,000)

Three Months Ended June 30, 2001	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations
Revenues	$650,000	$677,000	$411,000	$1,738,000
Pretax Income (Loss)	105,000	(461,000)	(565,000)	(921,000)

Creative Consulting Services consist of product development and graphic design services provided by the Product Design Group and the Graphic Design Group. Total creative consulting services revenue decreased $924,000 for the six months ended June 30, 2002 versus the comparable period in 2001. The decrease is a result of a decline in revenues derived by the Product Design and the Graphic Design Groups of $208,000 and $716,000, respectively. The Company attributes the decrease to prevailing economic conditions and client reluctance to commit to new projects given the Company’s announced plans to reposition itself for sale or liquidation.

REFAC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Expenses for the creative consulting services group decreased by $735,000 for the six month period ended June 30, 2002 versus the comparable period in 2001. This decline is a result of decreased expenses for the Product Design and Graphic Design Groups of $389,000 and $346,000, respectively, and is primarily attributable to lower direct payroll and related payroll costs.

Total creative consulting services revenue decreased $474,000 for the three months ended June, 30, 2002 compared to the same period in 2001. The decrease is a result of a decline in revenues derived by the Product Design and Graphic Design Groups of $85,000 and $389,000, respectively.

Expenses for the creative consulting services group decreased $464,000 for the three month period ended June 30, 2002 versus the comparable period in 2001. The decline is a result of decreased expenses for the Product Design and Graphic Design Groups of $256,000 and $208,000, respectively.

Manufacturing and Marketing of Consumer Products increased sales by $402,000 and $244,000 for the six and three month periods ended June 30, 2002, respectively, versus the comparable periods in 2001. This increase is attributable to the sale of merchandise below list prices in order to liquidate inventory. Refac Consumer Products, Inc. (“RCP”) had a negative gross margin during the six month period ending June 30, 2002 when cost of sales exceeded sales by $605,000 as compared to a positive gross margin of 23% during the same period in 2001. Cost of sales in the three month period ended June 30, 2002 exceeded sales resulting in a negative gross profit during the quarter. This decline is attributable to the sale of merchandise at or below cost, write-off of advertising and markdown allowances to customers for discontinued programs and a $657,000 reserve in the value of the inventory as RCP seeks distribution sources outside its normal sales channels, including wholesalers and close-out firms.

The Company is continuing to operate RCP while looking for a buyer. During this period, in order to limit its investment and risk, RCP has changed its marketing approach and is closing out its domestic inventory position, and as soon as this liquidation is completed, it will no longer warehouse goods in the United States. RCP also terminated its sales management and consulting agreement with Griffin International, Inc. and wrote off $155,000, which represented the balance of the related prepaid consulting fees due thereunder. In the future, RCP will manufacture goods only against customer orders and will seek to sell such products on a letter of credit basis, FOB Hong Kong or China under which the goods are delivered to the customer in Hong Kong or China.

Goodwill relates to the excess of the purchase price paid over the fair market value of the tangible assets acquired in the Company’s acquisitions. After December 31, 2001, the Company no longer amortizes goodwill. Pursuant to SFAS 142, the Company engaged an independent valuation

REFAC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

consultant to perform a transitional fair value based impairment test and recorded an impairment loss of $2,083,000, net of expected tax benefit, in the June 30, 2002 quarter as a cumulative effect of change in accounting principle. Pursuant to SFAS 142, the Company evaluated the impairment of the remaining goodwill and recorded an additional impairment loss of $1,855,000, net of expected tax benefit, in the June 30, 2002 quarter which is reflected in the results of the discontinued operations. The following table reflects the changes in the carrying value of goodwill by operating group where goodwill was impaired:

Description	Graphic Design Group	Product Design Group
Balance as of December 31, 2001	$1,473,000	$4,582,000
Impairment loss measured at January 1, 2002	(673,000)	(2,483,000)
Impairment loss measured at June 30, 2002	(712,000)	(2,099,000)
Balance as of June 30, 2002	$88,000	$0

LIQUIDITY AND CAPITAL RESOURCES

Cash and the current portion of cash equivalents, corporate bonds and U.S. Treasury Notes increased $924,000 from $8,890,000 at December 31, 2001 to $9,814,000 at June 30, 2002. The Company believes its liquidity position is adequate to meet all current and projected financial needs.

Cash provided by operations was $932,000 as compared to cash used in operations of $3,985,000 for the same period of 2001, reflecting an increase of $4,917,000. Principal sources of net cash flows from operating activities for the six months ended June 30, 2002 were accounts receivable and inventory. Most of the cash used during the three months ended June 30, 2002 were applied to reductions in accounts payable, accrued expenses and amounts payable under service agreements.

Net cash used in investing activities was $6,457,000; an increase of $10,149,000 from cash provided by investment activities of $3,692,000 for the same period of 2001. For the period ended

REFAC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

June 30, 2002 there were no proceeds from the sales of licensing-related securities or from investments being held to maturity.

Net cash provided from financing activities was $3,000 for the exercise of 1,250 stock options in the quarter ended June 30, 2002. There was no cash provided or used for financing activities for the same period 2001.

As of June 30, 2002, the Company had open letters of credit to purchase goods for $134,000.

The Company has commitments under leases covering its facilities and under a Retirement Agreement with its founder and former Chief Executive Officer (which has been provided for in the financial statements). The following table represents the Company’s future material, long-term contractual obligations:

	Payments Due By Period
Contractual Obligations	Total	Less than one year	1-3 years	4-5 years	After 5 years
Operating Lease Obligations	$4,596,000	$352,000	$1,929,000	$1,266,000	$1,049,000
Other Long-Term Obligations	$165,000	$54,000	$111,000	$0	$0

The Company’s long-term investments being held to maturity consist of corporate bonds that mature in November 2003. The Company’s investment in long-term marketable securities is subject to interest rate risk. Historically, the Company has not experienced material gains or losses due to interest rate changes when selling long-term investments.

CRITICAL ACCOUNTING POLICIES

The Company has historically estimated the recoverability of its long-term assets, including goodwill, by consideration of the estimated future undiscounted cash flow from the operations of the business segments from which those long-term assets relate to, which is principally Creative Consulting Services. These estimates were based upon historical results adjusted for planned reductions in expenses, which have been implemented, and reasonable sales goals of the business segments.

REFAC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of January 1, 2002, the Company adopted the provisions of SFAS 142 “Goodwill and Other Intangible Assets” and SFAS 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets.”

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, “Business Combinations” and in July 2001, SFAS 142, “Goodwill and Other Intangible Assets.” The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer be subject to amortization, but now are subject to at least an annual assessment for impairment by applying a fair value based test. The Company adopted SFAS 142 as of January 1, 2002 and in compliance with this new standard has discontinued the amortization of goodwill.

The Company now evaluates the recoverability of its long-term assets under the provisions of SFAS 142 and 144. While such provisions retain the considerations the Company has previously made in evaluating the recoverability of its long-term assets as discussed above, SFAS 144 provides an additional triggering event to require an impairment test - - - - a current expectation that, more likely than not, a long-term asset or asset group will be sold or disposed of significantly before the end of its previously estimated useful life. Assets that are considered to be held for sale will be measured at the lower of carrying amount or fair value less cost to sell, and depreciation on these assets will cease. Long-term assets to be disposed of by sale may not be classified as held for sale, however, until the period in which all of the following criteria are met:

•	management commits to a plan to sell the asset or group

•	the asset or group is available for immediate sale in its present condition

•	actions to complete the plan to sell have been initiated

•	it is probable the sale will be completed within one year

•	the asset or group is being actively marketed at a reasonable price

REFAC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•	it is unlikely that significant change will be made to the plan or that it will be withdrawn

Based upon the above criteria, the assets of the creative consulting services and the manufacture and marketing of consumer products groups are considered held for sale and have been evaluated under SFAS 144. In such valuation, the actual terms of the sale of the Graphic Design Group was used and terms under discussion with a nonaffiliated potential purchaser of the Product Design Group was used.

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Exit or Disposal Activities”. SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to termination of a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated received under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

FORWARD LOOKING STATEMENTS

Statements about the Company’s future expectations and all other statements in this document other than historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and as that term is defined in the Private Securities Litigation Reform Act of 1995. The Company intends that the “forward-looking statements” contained herein are subject to the above-mentioned statutory safe harbors. Since these statements involve risks and uncertainties and are subject to change at any time, the Company’s actual results could differ materially from expected or inferred results.

The Company’s future expectations, including, but not limited to its expectations in connection with a sale or liquidation transaction, are affected by factors beyond the Company’s control, including worldwide competitive and market conditions, costs of labor, raw materials and marketing, spending patterns and demographic trends, litigation and the availability of financing. Some of the aforementioned risks are further described in reports that the Company files with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II.     OTHER INFORMATION

Item 6.    Exhibit and Reports on Form 8-K

(a)  See Exhibit Index attached hereto.

(b)  Current Report on Form 8-K filed on April 26, 2002 announcing the adoption of a Stockholder Rights Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REFAC

By:	/s/ ROBERT L. TUCHMAN
Robert L. Tuchman, President and Chief Executive Officer

August 19, 2002

By:	/s/ RAYMOND A. CARDONNE, JR
Raymond A. Cardonne, Jr, CFO (Principal Financial Officer

August 19, 2002

EXHIBIT INDEX

Exhibit No.
3(i)a	Certificate of Amendment to the Certificate of Incorporation of the Company.

3(i)b	Corrected Certificate of Amendment to the Restated Certificate of Incorporation of the Company.

3(ii)	The By-laws of the Company.

27	Note 1 to the Company’s Consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

99	Certification of CEO and CFO.