Form 10-Q
period 2002-09-30
REFAC
filed 2002-11-15
CIK 82788

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

Commission File Number 0-7704

REFAC

(Exact name of registrant as specified in its charter)
Delaware	13-1681234

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer (Identification No.)

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

          The number of shares outstanding of the Registrant’s Common Stock, par value $.10 per share, as of November 14, 2002 was 3,798,011

REFAC

REFAC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2002	DECEMBER 31, 2001

	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$5,227,000	$8,687,000
Investments being held to maturity	9,116,000	200,000
Royalties receivable	414,000	754,000
Accounts receivable, net	1,275,000	2,890,000
Notes receivable	296,000	—
Income tax receivable	1,305,000	—
Inventory	—	2,092,000
Prepaid expenses	112,000	146,000

Total current assets	17,745,000	14,769,000

Property and equipment, net	1,321,000	1,665,000
Investments being held to maturity	447,000	445,000
Notes receivable	374,000	—
Deferred incentive compensation	1,600,000	—
Deferred income taxes	926,000	114,000
Other assets	11,000	265,000
Assets being held for sale - Product Design Group	—	4,877,000
Assets being held for sale - Graphic Design Group	—	1,583,000
Assets being held for sale - Consumer Products Group	—	699,000

Total Assets	$22,424,000	$24,417,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$443,000	$293,000
Accrued expenses	681,000	670,000
Amounts payable under service agreements	17,000	253,000
Deferred revenue	59,000	315,000
Other liabilities	103,000	89,000

Total current liabilities	1,303,000	1,620,000

Incentive compensation payable	1,600,000	—
Other liabilities - deferred compensation	78,000	205,000
Stockholders’ Equity
Common stock, $.10 par value	545,000	545,000
Additional paid-in capital	9,991,000	9,984,000
Retained earnings	23,146,000	26,312,000
Treasury stock, at cost	(13,874,000)	(13,874,000)
Receivable from issuance of common stock	(365,000)	(375,000)

Total stockholders’ equity	19,443,000	22,592,000

Total Liabilities & Stockholders’ Equity	$22,424,000	$24,417,000

See accompanying Notes to the unaudited condensed financial statements.

REFAC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Revenues
Licensing-related activities	$1,587,000	$2,354,000	$337,000	$719,000
Realized gains on licensing-related securities	—	1,813,000	—	—
Dividend income from licensing-related securities	—	15,000	—	—
Gains on sale of licensing rights and intellectual properties	4,374,000	—	4,374,000	—
Dividend and interest income	221,000	607,000	129,000	107,000

Total revenues	6,182,000	4,789,000	4,840,000	826,000

Costs and Expenses
Licensing-related activities	289,000	494,000	73,000	170,000
Selling, general and administrative expenses	1,225,000	456,000	829,000	154,000

Total costs and expenses	1,514,000	950,000	902,000	324,000

Income before provision for taxes on income	4,668,000	3,839,000	3,938,000	502,000
Provision for taxes on income	1,766,000	1,309,000	1,518,000	177,000

Net income from continuing operations	2,902,000	2,530,000	2,420,000	325,000
Loss from discontinued operations - net of taxes	(3,985,000)	(1,655,000)	(848,000)	(283,000)
Cumulative effect of change in accounting principle - net of $1,073,000 tax benefit	(2,083,000)	—	—	—

Net Income (loss)	$(3,166,000)	$875,000	$1,572,000	$42,000

Basic and diluted earnings (loss) per share:
From continuing operations	$0.76	$0.67	$0.63	$0.09
From discontinued operations	$(1.04)	$(0.44)	$(0.22)	$(0.08)
From cumulative effect of change in accounting principle	$(0.55)	—	—	—

Net income (loss) per share	$(0.83)	$0.23	$0.41	$0.01

Basic weighted average shares outstanding	3,801,170	3,795,261	3,812,294	3,795,261
Diluted weighted average shares outstanding	3,813,057	3,803,563	3,827,849	3,814,926

See accompanying Notes to the unaudited condensed financial statements.

REFAC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months

	2002	2001

Cash Flows from Operating Activities
Net income (loss)	$(3,166,000)	$875,000
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	167,000	834,000
Inventory Reserve	657,000	—
Loss on disposal of assets	945,000	—
Cumulative effect of changing method of accounting for goodwill	3,156,000	—
Additional impairment of goodwill	2,811,000	—
Impairment of long-lived assets	51,000	—
Write-down of long-lived assets	—	28,000
Realized gains on sale of licensing-related securities	—	(1,813,000)
Deferred retirement	(127,000)	(144,000)
Deferred income taxes	(812,000)	(16,000)
(Increase) decrease in assets:
Royalties receivable	340,000	381,000
Accounts receivable	1,615,000	(1,557,000)
Notes receivable	(670,000)	—
Income taxes receivable	(1,305,000)	—
Prepaid expenses and other current assets	34,000	321,000
Prepaid taxes	—	27,000
Inventory	1,435,000	(2,070,000)
Other assets	254,000	(147,000)
Assets held for sale	361,000	—
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	161,000	367,000
Amounts payable under service agreements	(236,000)	(222,000)
Deferred revenue	(256,000)	—
Other liabilities	14,000	—

Net cash provided by (used in) by operating activities	5,429,000	(3,136,000)

Cash Flows from Investing Activities
Proceeds from sales of licensing-related activities	—	2,020,000
Proceeds (purchase) of investments being held to maturity	(8,918,000)	3,365,000
Proceeds from disposition of assets	22,000	18,000
Additions to property and equipment	(10,000)	(308,000)
Additions to goodwill	—	(100,000)

Net cash (used in) provided by investing activities	(8,906,000)	4,995,000

Cash Flows from Financing Activities
Proceeds from repayment of officer loan	10,000	—
Proceeds from exercise of stock options	7,000	—

Net cash provided from financing activities	17,000	—

Net (decrease) increase in cash and cash equivalents	(3,460,000)	1,859,000
Cash and cash equivalents at beginning of period	8,687,000	5,678,000

Cash and cash equivalents at end of period	$5,227,000	$7,537,000

See accompanying Notes to the unaudited condensed financial statements.

REFAC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          1.     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Refac (the “Company”) at September 30, 2002, and the results of its operations, its cash flows and comprehensive income (losses) for interim periods presented.

          2.     The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements for the year ended December 31, 2001, which is incorporated herein by reference.

          3.     The results of operations for the nine months ended September 30, 2002 are not indicative of the results to be expected for the full year.

          4.     Certain reclassifications have been made to the prior period financial statements to conform them to the current presentation.

          5.     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, “Earnings Per Share”.

	Nine Months Ended September 30,		Three Months Ended September 30,

Description	2002	2001	2002	2001

Basic shares	3,801,170	3,795,261	3,812,294	3,795,261
Dilution: stock options and warrants	11,887	8,302	15,555	19,665
Diluted shares	3,813,057	3,803,563	3,827,849	3,814,926
Income from continuing operations	$2,902,000	$2,530,000	$2,420,000	$325,000
Basic earnings	$0.76	$0.67	$0.63	$0.09
Diluted earnings	$0.76	$0.67	$0.63	$0.09

          6.     On March 22, 2002, the Company announced plans to reposition itself for sale or liquidation.  Since that date, the Company has disposed of its operating segments with the exception of its licensing business and it has limited the operations of that segment to managing certain existing license agreements and related contracts.  Currently, the Company’s operating assets principally consist of cash, government securities, accounts receivable, notes receivable, contract rights receivable, a claim for a tax refund, agreements related to its licensing business and its leasehold.  The balance sheets and statements of operations for all periods shown reflect the restatement for discontinued operations.

REFAC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

                  In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Creative Consulting Services and Manufacture and Marketing of Consumer Products groups are included in the statement of operations as discontinued operations, net of taxes, as they have been sold pursuant to the Company’s repositioning.

                  The Company’s operations in the licensing of intellectual property rights are not considered held for sale because of the Company’s intent to manage certain outstanding licensing-related agreements through their termination.  While the Company’s licensing operations are still considered a continuing business, it has not undertaken any new technology licensing projects during the current or preceding three fiscal years and, given its decision to position itself for sale or liquidation, it is highly unlikely that it will undertake any such projects in the future.  The statement of operations reflects the results of the licensing of intellectual property rights in its results of continuing operations.

          7.     Comprehensive income (loss) consists of net income or loss for the current period as well as unrealized gains and losses on the Company’s licensing-related securities, net of taxes.

                  The components of comprehensive income (loss), net of related tax, for the nine and three month periods ended September 30, 2002 and 2001 are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,

Description	2002	2001	2002	2001

Net income (loss)	$(3,166,000)	$875,000	$1,572,000	$42,000
Less: Reclassification adjustment	—	(1,197,000)	—	—
Comprehensive income (loss)	$(3,166,000)	$(322,000)	$1,572,000	$42,000

          8.     Business Combinations and Intangible Assets - Accounting for Goodwill

                  In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, “Business Combinations” and in July 2001, SFAS 142, “Goodwill and Other Intangible Assets.”  The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method.  In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill.  Goodwill and intangibles with indefinite lives are no longer be subject to amortization, but are now subject to at least an annual assessment for impairment by applying a fair value based test.  The Company adopted SFAS 142 as of January 1, 2002 and in compliance

REFAC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

with this new standard discontinued the amortization of goodwill. With the sale of the Company’s Creative Consulting Services and Manufacture and Marketing of Consumer Products Groups in the third quarter of 2002, the Company no longer has goodwill on its balance sheet.

                  During the quarter ended June 30, 2002, the Company completed the steps required to value the carrying value of goodwill existing at January 1, 2002.  As a result, a non-cash charge of $3,156,000, or ($0.83) per share was recorded as a cumulative effect of change in accounting principle in the six months ended June 30, 2002 statement of operations.  At June 30, 2002, the Company designated the Creative Consulting Services and Manufacture and Marketing of Consumer Products segments as Assets Held for Sale under provisions of SFAS 144.  Based on the actual terms of the sale of the Graphic Design Group, which took place on August 5, 2002, and terms that were discussed with a nonaffiliated potential buyer of the Product Design Group, the Company determined the fair value of the reporting units were less than the book values and recorded a goodwill impairment charge of $2,811,000.  The Company has recorded this impairment charge, net of tax benefits, in losses from discontinued operations.  The Company subsequently sold the Product Design Group on September 20, 2002.

                  The following pro forma table shows the effect of amortization expense and the cumulative effect of change in accounting principle on the Company’s net income (loss) recorded in the second quarter of 2002, as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Reported net income (loss)	$(3,166,000)	$875,000	$1,572,000	$42,000
Cumulative effect of change in accounting principle, net of tax	(2,083,000)	—	—	—
Amortization expense	—	225,000	—	82,000
Adjusted net income (loss)	$(1,083,000)	$1,100,000	$1,572,000	$124,000

Reported income (loss) per share	$(0.83)	$0.23	$0.41	$0.01
Adjustment for cumulative effect of change in accounting principle	(0.55)	—	—	—
Adjustment for amortization expense	—	0.06	—	0.02
Adjusted income (loss) per share	$(0.28)	$0.29	$0.41	$0.03

          9.     Accounting for the Impairment or Disposal of Long-lived Assets

                  The Company has historically estimated the recoverability of its long-term assets, including goodwill, by consideration of the estimated future undiscounted cash flow from the

REFAC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

operations of the business segments to which those long-term assets relate.  The Company’s prior period goodwill primarily related to its Creative Consulting Services segment.

                  As of January 1, 2002, the Company adopted the provisions of SFAS 144, and now evaluates the recoverability of its long-term assets under the provisions of SFAS 144.  While such provisions retain the considerations the Company has previously made in evaluating the recoverability of its long-term assets as discussed above, SFAS 144 provides an additional triggering event to require an impairment test --- a current expectation that, more likely than not, a long-term asset or asset group will be sold or disposed of significantly before the end of its previously estimated useful life.  Assets that are considered to be “held for sale” are measured at the lower of carrying amount or fair value, less the costs to sell.  Once an asset is determined to be “held for sale,” depreciation on such asset ceases.  Long-term assets to be disposed of by sale may not be classified as held for sale, however, until the period in which all of the following criteria are met:

                  •     management commits to a plan to sell the asset or group,

                  •     the asset or group is available for immediate sale in its present condition,

                  •     actions to complete the plan to sell have been initiated,

                  •     it is probable the sale will be completed within one year,

                  •     the asset or group is being actively marketed at a reasonable price, and

                  •     it is unlikely that significant change will be made to the plan or that it will be withdrawn.

                  Based upon the above criteria, the assets of the Creative Consulting Services and the Manufacture and Marketing of Consumer Products Groups became considered held for sale during the second quarter of 2002 and have been evaluated under SFAS 144.  In such valuation, the actual terms of the sale of the Graphic Design Group were used (see Note 11 below) and terms that were discussed with a nonaffiliated potential purchaser for the Product Design Group were used.

                  For financial reporting purposes, the assets available for sale have been classified in the consolidated balance sheet as “Assets being held for sale” and are included in the Creative Consulting Services and Manufacture of Consumer Products segments.  Such net assets consist of the following:

REFAC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2001	Graphic Design Group	Product Design Group	Consumer Products Group	Consolidated Group

Cash	$—	$—	$3,000	$3,000
Inventory	—	—	48,000	48,000
Fixed assets, net	110,000	295,000	359,000	764,000
Goodwill, net	1,473,000	4,582,000	16,000	6,071,000
Prepaid expenses	—	—	273,000	273,000
Total Assets Held for Sale	$1,583,000	$4,877,000	$699,000	$7,159,000

                  In connection with SFAS 144, the following tables summarize the revenues and pretax income (loss) of the reported discontinued operations of the Assets Held for Sale:

Nine Months Ended September 30, 2002	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations

Revenues	$785,000	$1,469,000	$2,168,000	$4,422,000
Pretax loss	(1,821,000)	(6,122,000)	(1,927,000)	(9,870,000)

Nine Months Ended September 30, 2001	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations

Revenues	$1,968,000	$2,033,000	$1,818,000	$5,819,000
Pretax income (loss)	243,000	(1,244,000)	(1,431,000)	(2,432,000)

Three Months Ended September 30, 2002	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations

Revenues	$99,000	$275,000	$1,295,000	$1,669,000
Pretax loss	(812,000)	(3,811,000)	(494,000)	(5,117,000)

Three Months Ended September 30, 2001	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations

Revenues	$565,000	$628,000	$1,495,000	$2,688,000
Pretax loss	(50,000)	(178,000)	(127,000)	(355,000)

REFAC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

                  Included in the pretax loss of discontinued operations at September 30, 2002 is an impairment charge to long-lived assets of approximately $51,000 recorded as of June 30, 2002, as the carrying value of fixed assets of the Product Design Group was adjusted to fair value, based upon terms then under discussion with a nonaffiliated potential buyer.

          10.   Accounting for Costs Associated with Exit or Disposal Activities

                  In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Exit or Disposal Activities.”  SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to termination of a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated received under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS 146 requires liabilities associated with exit and disposal activities to be expensed as incurred.  SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

          11.   Sale of the Graphic Design Group

                  In furtherance of its plan to reposition itself for sale or liquidation, the Company sold certain assets, including certain accounts receivable, furniture and equipment, customer lists and goodwill, subject to certain liabilities, of the Graphic Design Group to a company formed by its President and former owner.  The transaction was effective as of August 1, 2002 and the purchase price was $371,360 consisting of a lump-sum payment due on or before August 31, 2002 of $54,180 and a 6% promissory note for $317,180, which is payable in sixty (60) equal consecutive monthly installments of $6,250 commencing January 1, 2003.

                  As part of this transaction, as of July 31, 2002, the employment agreement with the President of the Graphic Design Group and stock options granted to him to purchase 30,000 shares of the Company’s stock were terminated in consideration of a lump-sum payment of $96,097.  The Company also entered into a sublease with the acquiring company for 3,492 square feet of commercial rentable space.  The sublease expires on November 30, 2009, which is co-terminus with the Company’s master lease.  The rent for the entire term of the sublease is $565,809.

          12.   Sale of Licensing-Related Assets

                  On August 19, 2002, Refac International, Ltd. (“RIL”) sold its Gough licensing property and royalties receivable to Gough Holdings (Engineering), Ltd. for $450,000, payable in five semi-annual installments, without interest, commencing September 30, 2002.  This note receivable is reflected on the Company’s financial statements at $418,327, which represents its present value using a 6% discount rate.

REFAC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

                  On August 19, 2002, RIL sold its Heli-Coil and Dodge licensing rights, related sublicense agreements and monies due thereunder after June 30, 2002 to Newfrey LLC (formerly Emhart LLC) for $4,000,000.  The proceeds from this sale were received in August 2002.

          13.   OXO International

                  On September 20, 2002, RIL amended its agreement with OXO International (“OXO”), a division of World Kitchen, Inc.  This amendment, which was approved by the court overseeing OXO’s bankruptcy, provides that the Company will receive $550,000 from OXO of which $10,000 is for past due royalties; $180,000 for royalties for the six month period ending December 31, 2002 and $360,000 for royalties for the year ending December 31, 2003.  The Company is required to perform certain services, the remainder of which the acquirer of its product design business has agreed to perform.

          14.   Sale of the Product Design Group

                  On September 20, 2002, RIL sold its Product Design Group to Product Genesis, LLC for a variable purchase price based upon 2½% of net revenues up to an aggregate of $300,000.  Due to the uncertainties of collection of the purchase price, the Company has not allocated any cost basis to this contract right and will record any monies that it may receive from Product Genesis, LLC with respect thereto as income from such discontinued operations.  The Company also entered into a sublease with Product Genesis, LLC for 8,769 square feet of commercial rentable space.  The sublease expires on November 30, 2009, which is co-terminus with the Company’s master lease.  The rent for the entire term of the sublease is $1,667,206.

                  As a result of the Company’s subleases, commencing January 1, 2003, Company’s aggregate monthly cash subleasing income from its three subtenants will cover its monthly cash rent payment to the landlord.  The Company still has approximately 10,500 square feet of rentable space, which it is trying to sublease, and plans to relocate its offices to smaller facilities.

          15.   Sale of Refac International, Ltd.

                  On September 30, 2002, the Company completed the transfer of the assets and assumption of the liabilities of its subsidiary, RIL, to the Company, excluding the capital stock of Refac Consumer Products, Inc. (“RCP”), a manufacturer of a line of consumer electronics products, and certain trademarks, patents and a patent application relating to RCP’s business.  After such transfer, the Company sold RIL to RCP Products, LLC, a limited liability company established by a former employee, for $50,000 plus a variable purchase price based upon 2½% of the revenues received in excess of $1 million from the sale of its consumer electronics products during the eight year period commencing January 1, 2003, up to a maximum of $150,000 in any given year and a cumulative total of $575,000.  Due to the uncertainties of collection of the purchase price, the Company has not allocated any cost basis to this contract right and will record any monies that it may receive from RCP Products, LLC with respect thereto as income from such discontinued operations.  In connection with the sale of RIL, the Company recorded a book loss of approximately $625,000 in the third quarter of 2002.

REFAC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          16.   Merger Agreement

                  On August 19, 2002, the Company entered into a merger agreement with Palisade Concentrated Equity Partnership, L.P. which provides for the merger of a Palisade subsidiary with the Company.  As a result of the merger, Palisade will own approximately 80% of the outstanding stock of the Company.  Following the merger, the Company will continue its liquidation of assets announced in March 2002.  Palisade intends to use the Company as a vehicle for future acquisitions.

                  In the merger, the Company’s shareholders will receive $3.60 per share, along with 0.2 shares of new common stock of the Company.  In addition, shareholders will have the right to sell the new shares to the Company for a price of up to $5.50 per share, depending upon the Company’s liquid distributable assets as of March 31, 2003 and June 30, 2005.  This right to sell the shares will be limited to stockholders who hold their shares until the amount of liquid distributable assets at June 30, 2005 is determined.  The merger is conditioned, among other things, upon approval by a majority of the Company’s shareholders.  The Company will schedule a special meeting of its shareholders to vote on the merger.

                  In addition, the Board of Directors approved certain amendments to the employment contracts of Mr. Tuchman, the Company’s President and CEO, and Mr. Cardonne, the Company’s Vice President and CFO, required in connection with the Palisade transaction.  Such amendments made certain technical corrections and also restructured the timing of the payments to Mr. Tuchman.  Both Mr. Cardonne’s amendment and Mr. Tuchman’s amended and restated employment agreement become effective upon the completion of the merger.  If the merger does not occur, the Company will continue to employ Messrs. Cardonne and Tuchman pursuant to their prior agreements.

          17.   Management Incentive Compensation

                  Under their respective employment agreements, if the merger with Palisade is not consummated and the Company proceeds with its plan to liquidate, Messrs. Tuchman and Cardonne are entitled to an aggregate of 20% of the cash and the fair market value (as determined by the Board in its sole discretion) of securities available for distribution to stockholders in excess of $10,000,000.   As of September 30, 2002, most of the planned actions necessary to complete the liquidation were met as a result of the sale of Company businesses and certain assets. Since the merger has not yet happened, the Company has estimated the incentive compensation payable based upon the Company’s unaudited balance sheet as of such date and expected future revenues and costs.  The Company currently estimates that the incentive compensation to management will aggregate $1,600,000.  Since the employment agreements with Messrs. Tuchman and Cardonne extend through March 31, 2004, and the compensation is generally payable based upon employment through that date, the incentive compensation is being amortized over the eighteen (18) month remaining term of the agreements. The amount estimated for the incentive compensation is subject to quarterly review, and the amount accrued may change as a result of changes to the expected future revenues and costs, as well as to the future realization of assets.

REFAC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

                  If the merger is consummated, the accrued incentive compensation will be adjusted to a computed amount based upon the following:

                  Mr. Tuchman will be entitled under his employment agreement to the following payments:

Payment Type	Payment Amount	Payment Date

Signing Bonus	$800,000	At the Closing
Retention	200,000	First anniversary of the Closing
Retention	100,000	January 1, 2004
Retention	155,000	March 31, 2004
Total	$1,255,000

                  Mr. Cardonne will be entitled under his employment agreement to a payment of $313,744 upon the Closing.

                  After the merger, Messrs. Tuchman and Cardonne will continue to pursue the Company’s efforts to convert its assets to cash and securities and they will become entitled to further incentive compensation if the “eligible consideration”, as defined in their employment agreements, exceeds $17,843,602.

          18.   Stockholder Rights Plan

                  The Company is party to a rights agreement, dated as of April 30, 2002, under which rights were distributed as a dividend to stockholders at the rate of one right for each share of Company Common Stock held by stockholders of record as of the close of business on May 9, 2002.  The Rights Plan was adopted to enhance the Company’s ability to carry out its plan in a manner that will be fair to all stockholders.

                  Each such right initially entitles stockholders to buy one ten-thousandth of a share of preferred stock for $5.95.  The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock.  Unless previously terminated in accordance with the Plan, the rights expire on April 26, 2012.  As required under the merger agreement, the Company has amended its rights agreement to ensure that the rights will not become exercisable as a result of the merger with Palisade.

          19.   Refac Licensing

                  The Company formed Refac Licensing, Inc. (“RL”) in January 1998, in conjunction with Arlene Scanlan, to operate as a full service trademark licensing agency and consultant for

REFAC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

brand and character licensing properties.  In connection with such formation, Ms. Scanlan acquired a 19% interest in RL and entered into an employment agreement with RL, which had a term expiring on December 31, 2002.  Given the Company’s change in direction and lack of operating success in this business, the Company and Ms. Scanlan have agreed to a termination of her employment agreement and stock option agreements to purchase 55,000 shares of the Company’s stock as of January 31, 2002 and to a conveyance of her 19% interest in RL to the Company.  RL will be liquidated during the fourth quarter of 2002 and the Company will assume responsibility for all of the Company’s licensing activities.  Although Ms. Scanlan has an agreement with the Company under which she is required to devote up to two days per week for the balance of 2002 to the Company’s licensing business, the Company does not foresee, based upon the status of its repositioning efforts, a need for her services during the fourth quarter and has written off the remainder of her consulting agreement as of September 30, 2002.

          20.   Income Taxes

          Tax Refund Claim

          The Company’s claim for a tax refund of $1,305,000 is based upon its expected capital loss generated from the sale of RIL, which can be carried back against capital gains recognized by the Company during the preceding three tax years.  This tax benefit is dependent upon the Company’s tax basis in RIL which must be calculated under the IRS consolidated tax return regulations.  These regulations are complex and require an analysis of the Company’s federal consolidated tax returns and related information over the period of time in which RIL has been a member of the Company’s consolidated tax group.  The refund claim is subject to the approval and audit by Internal Revenue Service.

          Deferred Taxes

          Deferred income taxes arise from temporary differences in the basis of assets and liabilities for financial reporting and income tax purposes.  The tax effect of temporary differences that gave rise to deferred tax assets are as follows:

	September 30, 2002	December 31, 2001

Tax paid on assets transferred to the Company from subsidiaries.	$818,000	$—
Deferred rent, compensation and other assets	108,000	114,000

Net Assets	$926,000	$114,000

REFAC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Continuing Operations – Nine Months Ended September 30, 2002

                  Revenues from continuing operations for the nine months ended September 30, 2002 were $6,182,000 as compared to $4,789,000 for the same period in 2001.  The $1,393,000 revenue increase was due primarily to the gain on sale of Heli-Coil and Dodge and Gough licensing properties of $4,374,000, offset by declines in realized gains and dividends on licensing-related securities of $1,828,000, recurring license fees of $650,000, trademark agency fees of $117,000 and interest and dividends of $386,000.

                  Revenues from continuing operations for the three months ended September 30, 2002 were $4,840,000 as compared to $826,000 for the same period in 2001.  The $4,014,000 revenue increase is primarily due to the gains realized on the sale of Heli-Coil and Dodge and Gough licensing properties of $4,374,000 and higher interest and dividend income of $22,000, offset by declines in recurring license fees of $347,000 and trademark agency fees of $35,000.

                  As of March 31, 2001, licensing-related securities consisted of 25,000 shares of KeyCorp common stock, all of which was sold during the second quarter of 2001. Accordingly, as of September 30, 2001, the Company no longer owned any licensing-related securities.

                  Revenues from continuing operations for the nine and three months are summarized as follows:

	For the Nine Months Ended September 30		For the Three Months Ended September 30

Description	2002	2001	2002	2001

Revenues from licensing-related activities	26%	49%	7%	87%
Realized gains on sales and dividends from licensing-related securities	—	38%	—	—
Gains on sale of licensing rights	71%	—	90%	—
Dividends and interest	3%	13%	3%	13%
Total	100%	100%	100%	100%

          With the sale of the Heli-Coil, Dodge and Gough properties during the quarter ended September 30, 2002, the Company’s significant licensing properties are its agreements with Patlex Corporation (“Patlex”) and OXO International (“OXO”).  The Company’s income from its contract with Patlex is variable and is based upon revenues derived by Patlex from the licensing of two laser patents, the first of which expires in November, 2004 and the second of which expires in May, 2005.  While the amount of the income is uncertain and Patlex has not provided the Company with any projections, the Company currently estimates that it will have quarterly revenues of $270,000 through 2004 and $135,000 in 2005.  The OXO Agreement

REFAC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

provides for a royalty of $90,000 during the fourth quarter of 2002 and $360,000 during 2003, after which no further royalties shall be payable.  Other license agreements are expected to provide revenues of approximately $159,000 during the fourth quarter, $229,000, $213,000 and $211,000 during 2003, 2004 and 2005, respectively, after which the revenues will decrease significantly.

          Expenses from the licensing of intellectual property rights consist principally of amounts paid to licensors at contractually stipulated percentages of the Company’s specific patent and product revenues and, in addition, includes expenses related to the administration, enforcement, maintenance and prosecution of patent, trademarks and license rights and related licenses.  These expenses decreased by $205,000 for the nine months ended September 30, 2002, due to a decrease in revenues.  As a percentage of licensing revenues, these expenses were 18% and 21% in 2002 and 2001, respectively.  Expenses related to the licensing of intellectual property rights decreased $97,000 for the three months ended September 30, 2002.  The expense decrease is primarily due to the decrease in revenue related expenses.

          Selling, general and administrative expenses increased by $769,000 in the nine month period ended September 30, 2002 as compared to the previous year. The increase is primarily due to expenses associated with the repositioning of the Company, which totaled approximately $683,000.

          Selling, general and administrative expenses increased by $675,000 in the three month period ended September 30, 2002 as compared to the previous year. The increase is primarily due to expenses associated with the repositioning of the Company, which totaled approximately $584,000.

          Income Tax Provision – The Company has a claim for a tax refund of $1,305,000, which is based upon the capital loss that it realized upon the sale of RIL on September 30, 2002.  This capital loss can be carried back against capital gains recognized by the Company during the preceding three tax years.  The refund claim is subject to approval and audit by Internal Revenue Service.

          In connection with the repositioning of the Company, the Company is required to pay taxes on the built-in gains of assets transferred to it from subsidiaries that are no longer members of the Company’s consolidated tax group.  In addition, because of the uncertainty of collection of the variable purchase price relating to the sale of RIL, it has not allocated any cost basis to this contract right for financial reporting basis but has estimated the value for tax purposes.  Such built-in gains, which are based upon the excess of the fair market value of the assets transferred over their tax basis, and the estimated value of the RIL sale contract constitute taxable income and are in the Company’s tax provision and deferred tax assets (see Note 20).

REFAC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

          The effective tax rate on continuing operations for the nine months ended September 30, 2002 and 2001 was 38% and 34%, respectively.

          Inflation - The Company’s income from licensing operations has not in the past been materially affected by inflation. Likewise, while currency fluctuations can influence licensing-related revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations.

          Results of Discontinued Operations - In furtherance of its plan to reposition itself for sale or liquidation, the Company sold its Creative Consulting Services and Manufacture and Marketing of Consumer Products groups in the third quarter of 2002.

Liquidity and Capital Resources

          Cash and the current portion of cash equivalents, corporate bonds and U.S. Treasury Notes increased $5,456,000 from $8,887,000 at December 31, 2001 to $14,343,000 at September 30, 2002.  The Company believes its liquidity position is adequate to meet all current and projected financial needs.

          Cash provided by operations was $5,429,000 as compared to cash used in operations of $3,136,000 for the same period of 2001, reflecting an increase of $8,565,000.  Principal sources of net cash flows from operating activities for the nine months ended September 30, 2002 were the liquidation of assets such as accounts receivable and inventory and the sale of the Company’s Heli-Coil and Dodge licensing property.  Most of the cash that was used in operations during the three months ended September 30, 2002 was applied to reductions in accounts payable, accrued expenses and amounts payable under service agreements.

          Net cash was used to increase investments by $8,906,000 during the nine months ended September 30, 2002 as compared to the same period in 2001 when investments decreased by $4,995,000.

          The Company has commitments under leases covering its facilities and under a Retirement Agreement with its founder and former Chief Executive Officer (which has been provided for in the financial statements).  The following table represents the Company’s future material, long-term contractual obligations:

REFAC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Payments Due By Period

Contractual Obligations	Total	Less than one year	1 - 3 years	4 – 5 years	After 5 years

Operating lease Obligations	$4,420,000	$176,000	$1,929,000	$1,266,000	$1,049,000
Other long-term Obligations	138,000	27,000	111,000	—	—
Management Incentive Compensation (see Note 17)	$1,600,000	—	1,600,000	—	—

          The Company’s long-term investment being held to maturity consists of a corporate bond that matures in November 2003, the market value of which is affected by changes in interest rates.  Historically, the Company has not experienced material gains or losses due to interest rate changes when selling long-term investments.

Critical Accounting Policies

                  The Company has historically estimated the recoverability of its long-term assets, including goodwill, by consideration of the estimated future undiscounted cash flow from the operations of the business segments to which those long-term assets relate.  The Company’s prior period goodwill primarily related to its Creative Consulting Services segment.

                  As of January 1, 2002, the Company adopted the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”

                  The Company now evaluates the recoverability of its long-term assets under the provisions of SFAS 144.  While such provisions retain the considerations the Company has previously made in evaluating the recoverability of its long-term assets as discussed above, SFAS 144 provides an additional triggering event to require an impairment test --- a current expectation that, more likely than not, a long-term asset or asset group will be sold or disposed of significantly before the end of its previously estimated useful life.  Assets that are considered to be “held for sale” are now measured at the lower of carrying amount or fair value, less the costs to sell.  Once an asset is determined to be “held for sale,” depreciation on such asset ceases.  Long-term assets to be disposed of by sale may not be classified as held for sale, however, until the period in which all of the following criteria are met:

          •      management commits to a plan to sell the asset or group,

REFAC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

          •      the asset or group is available for immediate sale in its present condition,

          •      actions to complete the plan to sell have been initiated,

          •      it is probable the sale will be completed within one year,

          •      the asset or group is being actively marketed at a reasonable price, and

          •      it is unlikely that significant change will be made to the plan or that it will be withdrawn.

          Based upon the above criteria, the assets of the creative consulting services and the Manufacture and Marketing of Consumer Products Groups became considered held for sale during the second quarter of 2002 and have been evaluated under SFAS 144.  In such valuation, the actual terms of the sale of the Graphic Design Group were used (see Note 11) and terms that were discussed with a nonaffiliated potential purchaser for the Product Design Group were used.

          In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Exit or Disposal Activities.”  SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to termination of a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated received under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS 146 requires liabilities associated with exit and disposal activities to be expensed as incurred.  SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

FORWARD LOOKING STATEMENTS

      This document includes certain statements of the Company that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact, including statements regarding completion of the proposed merger. When used in this document, the words “expects,” “anticipates," “estimates,” “plans,” “intends,” “projects,” “predicts,” “believes,” “may” or “should,” and similar expressions, are intended to identify forward-looking statements. These statements reflect the current view of the Company's management with respect to future events, including the completion of the proposed merger with a subsidiary of Palisade Concentrated Equity Partnership, LP, and are subject to numerous risks, uncertainties, and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among other things:

  the failure of the Company's stockholders to adopt the merger agreement, a material adverse change in the collectibility of amounts due and to become due under licensing related contracts, accounts receivable, notes receivable and contract rights receivable, the failure to realize currently projected income from the Company's remaining licensing properties.
  the failure of the Company to find a subtenant for the balance of its leased space and/or the failure of its existing three subtenants to meet their obligations to the Company under their respective subleases, failure to realize expected tax benefits from the sale of RIL, and the failure of the Company to satisfy conditions to the merger.

          Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company's expectations.

REFAC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 4.          Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          Within 90 days prior to the filing of this Quarterly Report on Form 10-Q the Registrant’s principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of Registrant’s disclosure controls and procedure (as defined in Rules 13a-14 (c)and 15d-14 (c) under the Securities Exchange Act of 1934 (the “Exchange Act”) ) and concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to Registrant’s management, including its officers, as appropriate to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

          Changes in Internal Controls

          The Registrant’s principal executive officer and principal financial officer have also concluded there were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Part II.  Other Information

          Item 6.     Exhibit and Reports on Form 8-K

(a)	See Exhibit Index attached hereto.

(b)

Current Report on Form 8-K filed on August 21, 2002 announcing the merger agreement with Palisade Concentrated Equity Partnership, L.P. which provides for the merger of a Palisade subsidiary with Refac.

Signatures

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REFAC

November 14, 2002	/s/ ROBERT L. TUCHMAN

Robert L. Tuchman, President and Chief Executive Officer

November 14, 2002	/s/ RAYMOND A. CARDONNE, JR

Raymond A. Cardonne, Jr, CFO (Principal Financial Officer)

SECTION 302 CERTIFICATIONS

               I, Robert L. Tuchman, Chief Executive Officer of Refac certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Refac (the “Registrant”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002		/s/ ROBERT L. TUCHMAN

Robert L. Tuchman Chief Executive Officer

               I, Raymond A. Cardonne, Jr., Vice President and Chief Financial Officer of Refac, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Refac.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002		/s/ RAYMOND A. CARDONNE, JR.

Raymond A. Cardonne, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

27	Note 1 to the Company’s Consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is incorporated herein by reference.

99	Certification of CEO and CFO.