Form 10-K
period 2002-12-31
REFAC
filed 2003-03-31
CIK 82788

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number 0-7704

REFAC

Delaware	13-1681234
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

115 River Road, Edgewater, New Jersey 07020-1099

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (201) 943-4400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act  Rule 12b-2).    Yes     ☒        No    ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2003 was $2,355,819.

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of March 26, 2003 was 3,534,662.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

PART I

Item 1. Business

Refac was incorporated in the State of Delaware in 1952 and is referred to herein as “Refac”, the “Company” or “Registrant”. For the past 50 years, Refac has been recognized for its intellectual property licensing activities. In recent years, it has also engaged in product development and graphic design and communications and has invested these creative resources, together with its licensing skills, in certain product development ventures. On March 22, 2002, the Company announced plans to reposition itself for sale or liquidation. Since that date, the Company has disposed of all of its operating segments with the exception of its licensing business and it has limited the operations of that segment to managing certain existing license agreements and related contracts. Today, the Company’s assets principally consist of cash, government securities, accounts receivable, notes receivable, contract rights receivable, a claim for a tax refund, agreements related to its licensing business and its leasehold. Specifically, it has accomplished the following:

•	On August 5, 2002, its wholly-owned subsidiary, Refac International, Ltd. (“RIL”) sold its graphic design business to a company formed by its former employee for $272,000, settled its remaining obligations of $604,831 under his employment agreement for $96,097 and sublet such company 3,492 square feet of its office space with a term commencing November 1, 2002 and terminating mid-November 2009, which date is co-terminus with the Company’s lease.

•	On August 19, 2002, RIL sold its Gough licensing property and accounts receivable to Gough Holdings (Engineering), Ltd. for $450,000, payable in five semi-annual installments, without interest, commencing September 30, 2002.

•	On August 19, 2002, RIL sold its Heli-Coil and Dodge licensing rights, and related sublicense agreements and payments due thereunder after June 30, 2002, to Newfrey LLC (formerly Emhart LLC) for $4,000,000.

•	On September 20, 2002, RIL sold its product design business to Product Genesis, LLC for a variable purchase price based upon 2.5% of net revenues with a maximum of $300,000 and sublet such company 8,769 square feet of its office space with a term commencing November 1, 2002 and terminating mid-November 2009, which date is co-terminus with the Company’s lease. On November 25, 2002, the Company and Product Genesis amended such leasehold to increase the leased premises by 805 square feet.

•	On September 20, 2002, RIL amended its agreement with OXO International (“OXO”), a division of World Kitchen, Inc. This amendment, which was approved by the court overseeing OXO’s bankruptcy, provides that the Company will receive $550,000 from OXO, of which $10,000 is for past due royalties, $180,000 for royalties for the six month period ending December 31, 2002 and $360,000 for royalties for the year ending December 31, 2003. The Company is required to perform certain services, the remainder of which the acquirer of its product design business has agreed to perform.

•	On September 30, 2002, the Company completed the transfer of the assets and liabilities of its subsidiary, RIL, to Refac, excluding the capital stock of Refac Consumer Products, Inc. (“RCP”) (which manufactures a line of consumer electronics products) and certain trademarks, patents and a patent application relating to RCP’s business. After such transfer, Refac sold RIL to RCP Products, LLC, a limited liability company established by a former employee, for $50,000 plus a variable purchase price based upon 2.5% of the revenues received in excess of $1,000,000 from the sale of its consumer electronics products during the eight year period commencing January 1, 2003, up to a maximum of $150,000 in any given year and a cumulative total of $575,000.

•	On February 20, 2003, the Company and its landlord amended its real estate lease to reduce the leased premises by 9,757 square feet and the future basic monthly rent by an aggregate of $839,711.

On February 28, 2003, the Company completed a merger (the “Palisade Merger”) with a wholly-owned subsidiary of Palisade Concentrated Equity Partnership, L.P. (“Palisade”). The combined company has taken the name Refac and its new common stock is now trading on the American Stock Exchange under the ticker symbol “REF”. As a result of the merger, Palisade owns approximately 80% of the combined company’s outstanding shares. Palisade intends to use Refac as a vehicle for making acquisitions.

On March 28, 2003, the Company entered into a stock purchase agreement with Palisade, a copy of which is included as Exhibit 10(r) hereto and incorporated by reference. The stock purchase agreement provides that Palisade will acquire 3,469,387 new shares of Refac’s common stock, at a price of $4.90 per share, or an aggregate price of $17 million. Following the completion of the stock purchase transaction, Palisade would own approximately 90% of Refac’s outstanding shares. Palisade intends to use Refac as a vehicle for making acquisitions. The purpose of the stock purchase transaction is to provide Refac with additional capital for making these acquisitions.

In connection with its review of the transaction, Refac’s board of directors received an opinion of Morgan Joseph & Co. Inc, dated as of March 28, 2003, that the transaction was fair, from a financial point of view, to the Company.

The transaction is conditioned on the approval by the American Stock Exchange for the listing of the shares to be issued to Palisade. Refac will mail its stockholders an information statement in connection with the transaction. Palisade, in its capacity as a stockholder of Refac, has taken action by written consent to approve the issuance of the shares. This action by written consent will be effective 20 days following the mailing of the information statement.

Financial Information About Segments

In furtherance of its plan to reposition itself for sale or liquidation, the Company sold its Creative Consulting Services and Manufacture and Marketing of Consumer Products groups in the third quarter of 2002. As a result, information regarding segments is not presented.

Intellectual Property Licensing

For the past 50 years, the Company has been performing patent and technology licensing, which includes the negotiation and administration of licenses and joint ventures involving patents, know-how and related trademarks. The Company has not undertaken any new technology licensing projects during its last four fiscal years during which time it focused on managing established licensing relationships. In August 2002, the Company sold its Heli-Coil and Dodge licensing rights and Gough licensing property. Since then, the Company has limited its licensing activities to managing its remaining license agreements and related contracts.

Except for its contract with Patlex Corporation, which accounted for approximately 20% of the Company’s total revenues from continuing operations in 2002, the Company does not believe that the loss or termination of any contract it has with its clients or licensees would have a material adverse effect on its business. The Company’s income from its contract with Patlex is variable and is based upon revenues derived by Patlex from the licensing of two laser patents, the first of which expires in November 2004 and the second of which expires in May 2005. While the amount of the income is uncertain and Patlex has not provided the Company with any projections, the Company currently estimates that it will have quarterly revenues of approximately $270,000 in 2003 and 2004 and $135,000 in 2005.

Patents and Trademarks. The Company does not own any patents or trademarks that it deems important to its patent and technology licensing business.

Employees

As of December 31, 2002, the Company had a total of 7 full time employees.

Financial Information About Foreign and Domestic Operations

The Company’s business is principally conducted in the United States. Information concerning the aggregate of the Company’s foreign source revenues from domestic operations for the three years ended December 31, 2002 is set forth in Note 7 of the Notes to the Company’s Consolidated Financial Statements, included herein. Although currency fluctuations can influence licensing-related revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations. Future income from licensing activities is expected to be derived from domestic sources only.

Item 2.   Properties

In May 1999, the Company relocated its corporate headquarters and creative studios to a newly-constructed leased facility located at The Hudson River Pier, 115 River Road, Edgewater, New Jersey, which encompasses approximately 29,850 usable square feet or approximately 34,400 rentable square feet. As of December 31, 2002, the Company had subleased all of the space to three subtenants except for approximately 9,757 rentable square feet, a portion of which it was using for its corporate offices. In February 2003, the Company and its landlord amended the real estate lease to reduce the leased premises by 9,757 rentable square feet. The Company plans on relocating its corporate office on or about May 1, 2003 to One Bridge Plaza, Fort Lee, New Jersey. The new space will encompass approximately 1,185 square feet and will be subleased from Palisade Capital Management, L.L.C., an affiliate of Palisade.

In connection with its 1999 corporate relocation to Edgewater, New Jersey, the Company subleased to a third party the offices and studio previously occupied by Refac HumanFactors-ID (10,000 square feet located at 575 Eighth Avenue, New York, New York) for the remaining term of the lease, which expires on December 31, 2003.

Item 3.   Legal Proceedings

None.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002. However, on February 28, 2003, a proposal to adopt the merger agreement, dated as of August 19, 2002, as amended, by and among Refac, Palisade and Palisade Merger Corp., was submitted to a vote of stockholders at a Special Meeting of Stockholders. At such meeting, 2,329,782 shares, or approximately 61%, of the 3,798,011 shares entitled to vote as of the record date, voted for the adoption of the merger agreement, 263,800 shares voted against the adoption of the merger agreement and 151,830 shares abstained. As a result of the Palisade Merger, Palisade owns approximately 80% of the combined company’s outstanding shares. Palisade intends to use Refac as a vehicle for making acquisitions.

On March 28, 2003, the Company entered into a Stock Purchase Agreement with Palisade Concentrated Equity Partnership, L.P. See Item 1 “Business.”

PART II

Item 5.   Market for the Company’s Common Stock and Related Stockholder Matters

The Company had 500 stockholders of record as of March 26, 2003. The Company did not pay cash dividends during the three year period ended December 31, 2002. The Company does not intend to pay any future regular cash dividends to stockholders.

Refac Common Stock, par value $.10 per share, outstanding prior to the Palisade Merger
	2002		2001
Closing market price of common stock	High	Low	High	Low

First quarter	$3.25	$2.50	$3.13	$2.20
Second quarter	$3.67	$3.10	$2.65	$2.00
Third quarter	$3.85	$2.51	$3.90	$2.55
Fourth quarter	$3.94	$3.76	$3.05	$2.16

During 2002 and until February 28, 2003, the Company’s common stock, par value $.10 per share, was listed on the American Stock Exchange and traded under the symbol REF. On February 28, 2003, the Company completed the Palisade Merger under which its stockholders received $3.60 in cash and 0.2 shares of the combined company’s common stock, par value $.001. As a result of the Palisade Merger, the old shares of common stock, par value $.10 per share have been canceled and the new common stock, par value $.001 per share, is now trading on the American Stock Exchange under the symbol REF.

On March 28, 2003, the Company entered into a Stock Purchase Agreement with Palisade Concentrated Equity Partnership, L.P. See Item 1 “Business.”

Item 6.  Selected Financial Data

REFAC AND SUBSIDIARIES

SELECTED FINANCIAL INFORMATION

	Year Ended December 31,
	2002	2001	2000	1999	1998

Revenues	$6,562,000	$5,489,000	$9,754,000	$10,619,000	$11,468,000
Net income from continuing operations	$2,511,000	$2,764,000	$4,571,000	$4,357,000	$5,049,000
Loss from discontinued operations – net of taxes	($1,697,000)	($1,680,000)	($1,642,000)	($684,000)	($314,000)
Loss from cumulative effect of change in accounting principle – net of taxes	($2,083,000)	—	—	—	—
Net income (loss)	($1,269,000)	$1,084,000	$2,929,000	$3,673,000	$4,735,000
Income per common share from continuing operations – basic	$0.66	$0.73	$1.20	$1.15	$1.33
Loss per common share from discontinued operations – basic	($0.44)	($0.44)	($0.43)	($0.18)	($0.08)
Loss per common share from cumulative effect of change in accounting principle – basic	($0.55)	—	—	—	—
Income (loss) per common share on net income – basic	($0.33)	$0.29	$0.77	$0.97	$1.25
Income per common share from continuing operations – diluted	$0.66	$0.73	$1.20	$1.15	$1.29
Loss per common share from discontinued operations – diluted	($0.44)	($0.44)	($0.43)	($0.18)	($0.08)
Loss per common share from cumulative effect of change in accounting principle – diluted	($0.55)	—	—	—	—
Income (loss) per common share on net income – diluted	($0.33)	$0.29	$0.77	$0.97	$1.21
Total assets	$24,292,000	$24,387,000	$24,903,000	$27,847,000	$30,565,000
Dividends	—	—	—	—	—
Stockholders’ Equity	$21,340,000	$22,592,000	$22,754,000	$22,791,000	$24,165,000

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 22, 2002, the Company announced plans to reposition itself for sale or liquidation. Since that date, the Company has disposed of all of its operating segments with the exception of its licensing business and it has limited the operations of that segment to managing certain existing license agreements and related contracts. On February 28, 2003, the Company completed the Palisade Merger. Palisade, which now owns approximately 80% of the Company’s outstanding shares, has indicated that it intends to use the Company as a vehicle for making acquisitions. Accordingly, the reported financial information is not indicative of future operating results or of future financial condition.

On March 28, 2003, the Company entered into a Stock Purchase Agreement with Palisade Concentrated Equity Partnership, L.P. See Item 1 “Business.”

Results of Continuing Operations

Revenues from continuing operations for the fiscal year ended December 31, 2002 were $6,562,000 as compared to $5,489,000 for the same period in 2001. The $1,073,000 revenue increase was due primarily to the gain on the sale of the Company’s Heli-Coil and Dodge licensing rights and Gough licensing properties of $4,374,000, offset by declines in realized gains and dividends on licensing-related securities of $1,828,000, recurring license fees of $815,000, trademark agency fees of $156,000 and interest and dividends of $502,000. Since the Company completed its planned liquidation of licensing-related securities in the second quarter of 2001, it did not realize any gains or dividends on licensing-related securities in 2002.

Revenues from continuing operations for the fiscal year ended December 31, 2001 were $5,489,000 as compared to revenues of $9,754,000 for the same period in 2000. The $4,265,000 revenue decrease was primarily due to the decrease in realized gains and dividends on licensing-related securities of $3,226,000, recurring licensing fees of $451,000, trademark agency fees of $487,000 and interest and dividends of $101,000.

Revenues from continuing operations are summarized as follows:

	For the Years Ended December 31,
Description	2002	2001	2000

Revenues from licensing-related activities	31%	55%	40%
Realized gains on sales and dividends from licensing-related securities	—	33%	52%
Gains on sale of licensing rights	67%	—	—
Dividends and interest	2%	12%	8%

Total	100%	100%	100%

With the sale of the Heli-Coil and Dodge licensing rights and Gough licensing properties, the Company’s significant remaining licensing properties are its agreements with Patlex Corporation (“Patlex”) and OXO International (“OXO”). The Company’s income from its contract with Patlex is variable and is based upon revenues derived by Patlex from the licensing of two laser patents, the first of which expires in November 2004 and the second of which expires in May 2005. While the amount of the income is uncertain and Patlex has not provided the Company with any projections, the Company currently estimates that it will have quarterly revenues of approximately $270,000 in 2003 and 2004 and $135,000 in 2005. The agreement with OXO provides for a royalty of $360,000 during 2003, after which no further royalties shall be payable. Other license agreements are expected to provide gross revenues of approximately $229,000, $213,000 and $211,000 during 2003, 2004 and 2005, respectively, after which such gross revenues will decrease significantly. In addition, no further sales of licensing properties are anticipated.

Expenses from the licensing of licensing-related activities consist principally of amounts paid to licensors at contractually-stipulated percentages of the Company’s specific patent and product revenues and, in addition, include expenses related to the administration, enforcement, maintenance and prosecution of patent, trademarks and license rights and related licenses. These expenses decreased by $399,000 in 2002 as compared to 2001 and by $726,000 in 2001 as compared to 2000. As a percentage of licensing revenues, these expenses were 13%, 22% and 35% in 2002, 2001 and 2000, respectively. The decrease in both 2002 and 2001 is principally due to a decline in client expenses related to the revenue decrease and a decrease in licensing-related salaries and benefits as the Company focused on managing existing relationships.

Selling, General and Administrative Expenses – These expenses increased by $1,777,000 in the year ended December 31, 2002 as compared to 2001. The increase is primarily due to expenses associated with the repositioning of the Company, which totaled approximately $813,000, management incentive compensation of $334,000 and the fact that a portion of the remaining selling, general and administrative expense was allocated to discontinued operations in 2001. Selling, general and administrative expenses decreased by $744,000 in the year ended December 31, 2001 as compared to 2000. The decrease is primarily attributable to a reduction in payroll and payroll related expenses.

Income Tax Provision – The effective tax rate on continuing operations for the years ended December 31, 2002, 2001 and 2000 was 36%, 35% and 35%, respectively.

The Company has a claim for a tax refund estimated at $3,909,000 based upon the capital loss generated from the sale of its wholly-owned subsidiary, RIL, which can be carried back against capital gains recognized by the Company during the preceding three tax years. This tax benefit is dependent upon the Company’s tax basis in RIL which must be calculated under the IRS consolidated tax return regulations. These regulations are complex and require an analysis of the Company’s federal consolidated tax returns and related information over the period of time in which RIL has been a member of the Company’s consolidated tax group. The refund claim is potentially subject to audit and approval by the Internal Revenue Service.

In connection with the repositioning of the Company, the Company is required to pay taxes on the built-in gains of assets transferred to it from subsidiaries that are no longer members of the Company’s consolidated tax group. In addition, because of the uncertainty of collection of the variable purchase price relating to the sale of RIL, it has not allocated any cost basis to this contract right for financial reporting basis but has estimated the value for tax purposes. Such built-in gains, which are based upon the excess of the fair market value of the assets transferred over their tax basis and the estimated value of the sale of RIL, constitute taxable income and are included in the Company’s tax provision related to discontinued operations and deferred tax assets (see Note 3).

Inflation—The Company’s income from licensing operations has not in the past been materially affected by inflation. Likewise, while currency fluctuations can influence licensing-related revenues, the diversity of foreign income sources tends to offset individual changes in currency valuations. Future income from current licensing activities is expected to be derived from domestic sources only.

Results of Discontinued Operations—In furtherance of its plan to reposition itself for sale or liquidation, the Company sold its Creative Consulting Services and Manufacture and Marketing of Consumer Products groups in the third quarter of 2002.

Liquidity and Capital Resources

Cash and cash equivalents, corporate bonds and U.S. Treasury Notes decreased $5,360,000 to $3,330,000 at December 31, 2002 from $8,690,000 at December 30, 2001. The Company believes its liquidity position is adequate to meet all of its current operating needs and existing obligations. The Company plans on seeking acquisition opportunities which may require additional capital resources.

Cash provided by operations was $6,388,000 as compared to cash used in operations of $3,014,000 for the same period of 2001, reflecting an increase of $9,402,000. Principal sources of net cash flows from operating activities for the year ended December 31, 2002 were the liquidation of assets such as accounts receivable and inventory and the sale of the Company’s Heli-Coil and Dodge licensing rights. Cash that was used in operations was applied to reductions in accounts payable, accrued expenses and amounts payable under service agreements.

Net cash was used to increase investments by $11,765,000 during the year ended December 31, 2002, as compared to 2001 when investments decreased by $6,026,000.

The Company has commitments under leases covering its facilities (see Notes to the Consolidated Financial Statements) and under a 1996 Retirement Agreement with its founder and former chief executive officer, which provides an annuity of $100,000 per annum during his life as well as medical and health benefits for him and his spouse during their lives. Provision was made for amounts payable under the Retirement Agreement in the Company’s 1996 financial statements based upon his then life expectancy. The following table reflects the unamortized balance of such liability as of December 31, 2002. Any payments beyond such amount will be treated as a current charge in the year made.

The following table represents the Company’s future material, long-term contractual obligations:

	Payments Due By Period
Contractual Obligations	Total	Less than one year	1 – 3 years	4 – 5 years	After 5 years
Operating lease Obligations	$3,253,000	659,000	1,395,000	989,000	210,000
Other long-term Obligations	$96,000	96,000	—	—	—
Management Incentive Compensation (see Note 6B)	$2,000,000	—	2,000,000	—	—

The obligation table above does not reflect income from sublease agreements. In addition, the Company expects to sublease 1,185 square feet from Palisade Capital Management, L.L.C., an affiliate of Palisade, to commence on or about May 1, 2003. The expected rent for the entire term of the sublease is $91,000.

The Company had no long-term investments as of December 31, 2002.

Critical Accounting Policies

The Company has historically estimated the recoverability of its long-term assets, including goodwill, by consideration of the estimated future undiscounted cash flow from the operations of the business segments to which those long-term assets relate. The Company’s goodwill primarily related to its Creative Consulting Services segment.

As of January 1, 2002, the Company adopted the provisions of SFAS 144, and now evaluates the recoverability of its long-term assets under the provisions of SFAS 144. While such provisions retain the considerations the Company has previously made in evaluating the recoverability of its long-term assets as discussed above, SFAS 144 provides an additional triggering event to require an impairment test —- a current expectation that, more likely than not, a long-term asset or asset group will be sold or disposed of significantly before the end of its previously estimated useful life. Assets that are considered to be “held for sale” are measured at the lower of carrying amount or fair value, less the costs to sell. Once an asset is determined to be “held for sale,” depreciation on such asset ceases. Long-term assets to be disposed of by sale may not be classified as held for sale, however, until the period in which all of the following criteria are met:

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

Based upon the above criteria, the assets of the Creative Consulting Services and the Manufacture and Marketing of Consumer Products Groups were considered held for sale during the second quarter of 2002 and evaluated under SFAS 144. In such valuation, the actual terms of the sale of the Graphic Design Group and terms that were then being discussed with Product Genesis, LLC for the Product Design Group were used.

For financial reporting purposes, the balance sheet has been restated and the assets available for sale have been classified in the consolidated balance sheet as “Assets held for sale” and were included in the Creative Consulting Services and Manufacture of Consumer Products segments.

In connection with SFAS 144, the following tables summarize the revenues and pretax income (loss) of the reported discontinued operations of the Assets Held for Sale:

Year Ended December 31, 2002	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations
Revenues	$785,000	$1,469,000	$2,168,000	$4,422,000

Pretax loss	(1,148,000)	(3,639,000)	(1,927,000)	(6,714,000)

Year Ended December 31, 2001	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations
Revenues	$2,500,000	$2,679,000	$3,531,000	$8,710,000

Pretax income (loss)	201,000	(1,268,000)	(1,369,000)	(2,436,000)

Year Ended December 31, 2000	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations

Revenues	$2,602,000	$3,834,000	$824,000	$7,260,000

Pretax income (loss)	681,000	(1,090,000)	(2,053,000)	(2,462,000)

Included in the pretax loss of discontinued operations at December 31, 2002 is an impairment charge to long-lived assets of approximately $51,000 recorded as of June 30, 2002, as the carrying value of fixed assets of the Product Design Group was adjusted to fair value, based upon terms then under discussion with Product Genesis, LLC.

In the fourth quarter ended December 31, 2002, the Company recognized an impairment loss of $64,000 on certain of its furniture and equipment. As of such date, the Company planned to sublease the remaining 9,757 square feet of its leasehold that it was then occupying and to relocate to much smaller premises. For purposes of the impairment write-down, the fair value of the furniture and equipment, net of expected disposal costs, was based upon an independent appraisal and discussions with prospective buyers. The impairment loss is reported as part of Selling, General and Administrative expenses in the Costs and Expenses section of the Statement of Operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements

Refac and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$3,330,000	$8,690,000
Royalties receivable	524,000	754,000
Accounts receivable – net	143,000	2,890,000
Notes receivable – current portion	296,000	—
Investments being held to maturity	11,714,000	200,000
Inventory	—	2,140,000
Income taxes receivable	3,909,000	—
Prepaid expenses and other current assets	128,000	389,000
Deferred income taxes – current portion	357,000	—

Total current assets	20,401,000	15,063,000

Property and equipment – net	1,184,000	1,672,000
Investments being held to maturity	—	445,000
Notes receivable	424,000	—
Deferred incentive compensation	1,666,000	—
Deferred income taxes	604,000	114,000
Other assets	13,000	265,000
Assets held for sale	—	6,828,000

Total Assets	$24,292,000	$24,387,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$109,000	$293,000
Accrued expenses	411,000	640,000
Amounts payable under service agreements	78,000	253,000
Deferred revenue	135,000	315,000
Other liabilities	123,000	89,000

Total current liabilities	856,000	1,590,000

Deferred incentive compensation	2,000,000	—
Other liabilities—deferred compensation	96,000	205,000
Stockholders’ Equity
Common stock, $.10 par value; authorized 20,000,000 shares; issued 5,453,637 and 5,450,887 in 2002 and 2001	545,000	545,000
Additional paid-in capital	9,991,000	9,984,000
Retained earnings	25,043,000	26,312,000
Treasury stock, at cost 1,655,626 shares in 2002 and 2001	(13,874,000)	(13,874,000)
Receivable from issuance of common stock	(365,000)	(375,000)

Total stockholders’ equity	21,340,000	22,592,000

Total Liabilities and Stockholders’ Equity	$24,292,000	$24,387,000

The accompanying notes are an integral part of the consolidated financial statements.

Refac and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2002	2001	2000

Revenues
Licensing-related activities	$2,041,000	$3,012,000	$3,950,000
Realized gains on licensing-related securities	—	1,813,000	4,844,000
Dividend income from licensing-related securities	—	15,000	210,000
Gain on sale of licenses	4,374,000	—	—
Dividend and interest income	147,000	649,000	750,000

Total revenues	6,562,000	5,489,000	9,754,000

Costs and Expenses
Licensing-related activities	273,000	672,000	1,398,000
Selling, general and administrative expenses	2,366,000	589,000	1,333,000

Total costs and expenses	2,639,000	1,261,000	2,731,000

Income before provision for taxes on income	3,923,000	4,228,000	7,023,000
Provision for taxes on income	1,412,000	1,464,000	2,452,000

Net income from continuing operations	2,511,000	2,764,000	4,571,000
Loss from discontinued operations—net of taxes	(1,697,000)	(1,680,000)	(1,642,000)
Cumulative effect of change in accounting principle—net of $1,073,000 tax benefit	(2,083,000)	—	—

Net income (loss)	($1,269,000)	$1,084,000	$2,929,000

Basic earnings (loss) per share:
From continuing operations	$0.66	$0.73	$1.20
From discontinued operations	($0.44)	($0.44)	($0.43)
From cumulative effect in change in accounting principle	($0.55)	—	—

Total	($0.33)	$0.29	$0.77

Basic weighted average shares outstanding	3,796,429	3,795,261	3,795,261

Diluted earnings (loss) per share:
From continuing operations	$0.66	$0.73	$1.20
From discontinued operations	($0.44)	($0.44)	($0.43)
From cumulative effect in change in accounting principle	($0.55)	—	—

Total	($0.33)	$0.29	$0.77

Diluted weighted average shares outstanding	3,812,302	3,802,579	3,797,611

The accompanying notes are an integral part of the consolidated financial statements.

Refac and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2002	2001	2000

Net income (loss)	($1,269,000)	$1,084,000	$2,929,000
Other comprehensive income (loss), net of tax
Unrealized holding gains on licensing-related securities	—	—	98,000
Reclassification adjustment, net	—	(1,246,000)	(3,064,000)

Comprehensive loss	($1,269,000)	($162,000)	($37,000)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Refac and Subsidiaries

	Years ended December 31,
	2002	2001	2000

Cash Flows from Operating Activities
Net income (loss)	($1,269,000)	$1,084,000	$2,929,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	207,000	1,014,000	824,000
Realized gains on sale of licensing-related securities	—	(1,813,000)	(4,844,000)
Loss on disposal of assets	1,003,000	—	—
Cumulative effect of changing method of accounting for goodwill	3,156,000	—	—
Additional impairment of goodwill	2,811,000	—	—
Impairment of long-lived assets	115,000	—	—
Deferred income taxes	(847,000)	1,000	(311,000)
Write-down of long-lived assets	—	28,000	185,000
(Increase) decrease in assets:
Royalties receivable	230,000	—	—
Accounts receivable	2,747,000	(1,460,000)	394,000
Prepaid expenses and other current assets	261,000	100,000	32,000
Inventory	2,140,000	(2,049,000)	(91,000)
Security deposit	—	68,000	(20,000)
Income taxes receivable	(3,909,000)	—	—
Deferred incentive compensation	(1,666,000)
Other assets	252,000	(3,000)	322,000
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(413,000)	257,000	(304,000)
Amounts payable under service agreements	(175,000)	(181,000)	18,000
Deferred revenue	(180,000)	—	—
Deferred incentive compensation	2,000,000	—	—
Other liabilities	34,000	—	—
Incomes taxes payable	—	131,000	(877,000)
Deferred retirement	(109,000)	(191,000)	(48,000)

Net cash provided by (used in) operating activities	6,388,000	(3,014,000)	(1,791,000)

Cash Flows from Investing Activities
Proceeds from sales of licensing-related securities	—	2,020,000	5,399,000
Proceeds from (purchase of) investments being held to maturity	(11,069,000)	4,448,000	(1,760,000)
Payment of Human Factors Industrial Design purchase price	—	(100,000)	—
Notes receivable	(720,000)	—	—
Proceeds on disposal of assets	72,000	18,000	—
Additions to property and equipment	(48,000)	(360,000)	(1,328,000)

Net cash provided by (used in) investing activities	(11,765,000)	6,026,000	2,311,000

Cash Flows from Financing Activities
Proceeds from repayment of officer loan	10,000	—	—
Proceeds from exercise of stock options	7,000	—	—

Net cash provided by financing activities	17,000	—	—

Net increase (decrease) in cash and cash equivalents	(5,360,000)	3,012,000	520,000

Cash and cash equivalents at beginning of period	8,690,000	5,678,000	5,158,000

Cash and cash equivalents at end of period	$3,330,000	$8,690,000	$5,678,000

Income taxes paid	$83,000	$680,000	$1,980,000

For supplemental disclosure of non-cash investing and financing activities, see Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

Refac and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock		Treasury Stock		Receivable from Issuance of Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount

Balance, December 31, 1999	5,450,887	$545,000	1,655,626	($13,874,000)	($375,000)	$9,984,000	$22,299,000	$4,212,000

Net income							2,929,000

Other comprehensive loss								(2,966,000)

Balance, December 31, 2000	5,450,887	$545,000	1,655,626	($13,874,000)	($375,000)	$9,984,000	$25,228,000	$1,246,000

Net income							1,084,000

Other comprehensive loss								(1,246,000)

Balance, December 31, 2001	5,450,887	$545,000	1,655,626	($13,874,000)	($375,000)	$9,984,000	$26,312,000	—

Issuance of common stock upon exercise of stock options	2,750					7,000
Repayment of note receivable from officer					10,000

Net loss							(1,269,000)

Balance, December 31, 2002	5,453,637	$545,000	1,655,626	($13,874,000)	($365,000)	$9,991,000	$25,043,000	—

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 — Business and Summary of Significant Accounting Policies

For the past 50 years, Refac (the “Company”) has been recognized for its intellectual property licensing activities. In recent years, it has also engaged in product development and graphic design and communications and has invested these creative resources, together with its licensing skills, in certain product development ventures. The Company principally operates in the United States.

A. Basis of Presentation

On March 22, 2002, the Company announced that it was repositioning itself for sale or liquidation. Since that date, the Company has disposed of its operating segments with the exception of its licensing business and it has limited the operations of that segment to managing certain existing license agreements and related contracts. Currently, the Company’s operating assets principally consist of cash, government securities, accounts receivable, notes receivable, contract rights receivable, a claim for a tax refund, agreements related to its licensing business and its leasehold. The balance sheet and statement of operations for the periods reflect the restatement for discontinued operations.

On August 19, 2002, the Company entered into a merger agreement with Palisade Concentrated Equity Partnership, L.P. (“Palisade”), which provided for the merger of a Palisade subsidiary with the Company. On February 28, 2003, the Company’s shareholders adopted the merger agreement, as amended, and the merger was consummated. See Note 16.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Creative Consulting Services and Manufacture and Marketing of Consumer Products groups are included in the statement of operations as discontinued operations, net of taxes, as they have been sold pursuant to the Company’s repositioning.

The Company’s operations in the licensing of intellectual property rights are not considered held for sale because of the Company’s intent to manage certain outstanding licensing-related agreements through their termination. While the Company’s licensing operations are still considered a continuing business, it has not undertaken any new technology licensing projects during the current or preceding four fiscal years and, given the Company’s merger with Palisade, it is highly unlikely that it will undertake any such projects in the future. The statement of operations reflects the results of the licensing of intellectual property rights in its results of continuing operations.

B. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Refac and all of its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2002, Refac did not have any subsidiaries.

C. Securities Acquired in Association with Licensing Activities and Securities Held to Maturity

The Company categorizes and accounts for its investment holdings as follows:

Held to maturity securities are recorded at amortized cost. This categorization is used only if the Company has the positive intent and ability to hold these securities to maturity.

Available for sale securities are securities that do not qualify as either held to maturity or trading securities. Unrealized gains and losses are reported as a separate component of stockholders’ equity, net of applicable deferred income taxes on such unrealized gains and losses at current income tax rates. The Company’s investments in licensing-related securities are included in this category.

D. Derivatives

Prior to 2002, the Company purchased put and wrote call options to hedge against market fluctuations in its holdings of KeyCorp common stock. The Company recorded these derivative financial instruments at fair value and reported them as available for sale securities.

E. Income Taxes

Deferred income taxes arise from temporary differences in the basis of assets and liabilities for financial reporting and income tax purposes.

F. Stock Based-Compensation

The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of Accounting Principles Board (“APB”) Opinion No. 25 (see Note 5). Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of our plans are granted with an exercise price equal to the fair market value on the date of the grant. The following table presents the effect on the Company’s net earnings and earnings per share for the years ended

December 31, 2002, 2001 and 2000 had it adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation”.

	2002	2001	2000

Net income (loss), as reported	($1,269,000)	$1,084,000	$2,929,000
Less: Total stock-based employee compensation expense determined under fair value based on methods for awards granted, modified, or settled, net of related tax effects	(220,000)	(306,000)	(171,000)
Proforma net income (loss)	($1,489,000)	$778,000	$2,758,000
Earning per share, as reported
Basic	($0.33)	$0.29	$0.77
Diluted	($0.33)	$0.29	$0.77
Proforma earnings per share
Basic	($0.39)	$0.21	$0.73
Diluted	($0.39)	$0.21	$0.73

There were no options granted in 2002. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, respectively: no dividend yields; expected volatility of 60 and 48 percent; risk-free interest rates of 4.6 and 5.7 percent; and expected lives of 5 and 5 years. The weighted-average fair value of options granted were $1.39 and $1.44 for the years ended December 31, 2001 and 2000, respectively.

G. Earnings Per Share

The following reconciles basic and diluted shares used in earnings per share computations.

	2002	2001	2000

Basic shares	3,796,429	3,795,261	3,795,261
Dilution: Stock options and warrants	15,873	7,318	2,350

Diluted shares	3,812,302	3,802,579	3,797,611

In 2002, 2001 and 2000, options to purchase 152,500, 640,750 and 789,250 shares of common stock, respectively, were not included in the computation of diluted net income per share because the exercise prices of those options were greater than the average market price of the common stock.

H. Consolidated Statement of Cash Flows

The Company considers all highly liquid investments and debt instruments purchased with an original maturity of three months or less to be cash equivalents.

I. Revenue Recognition

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

J. Using Estimates in Financial Statements

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

K. Intangibles

Patents are amortized on a straight-line basis over their statutory life or expected useful life, whichever is shorter. Goodwill was amortized on a straight-line basis over periods from 10 years to 25 years. The carrying values of the long-lived assets (including goodwill) are reviewed if the facts and circumstances, such as a current period operating loss combined with a history of such losses, suggest that such assets may be permanently impaired.

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets” which were issued July 20, 2001. The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

The Company amortized goodwill under its current method through December 31, 2001. Commencing January 1, 2002, it no longer amortized goodwill. In 2001, the goodwill annual and quarterly amortization amounted to $348,000 and $87,000, respectively. As of June 30,

2002, the Company performed a transitional fair value based impairment test and recorded an impairment loss at January 1, 2002, as a cumulative effect of a change in accounting principle. In addition, the Company recorded an impairment loss in the fiscal quarter ending June 30, 2002.

As of December 31, 2002, the only intangible assets on the Company’s books were patents with a net book value of $2,800.

L. Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for on a straight-line basis with the estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the lives of the respective leases.

M. Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform them to the current presentation.

N. Comprehensive Loss

Comprehensive loss consists of net income or loss for the period as well as income, expenses, gains and losses arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company’s licensing-related securities, net of taxes.

O. Inventories

Inventories at December 31, 2001 consist of finished goods and are valued at the lower of cost or market on a first-in, first-out (FIFO) basis.

P. Fair Value of Financial Instruments

The Company’s financial instruments principally consist of cash and cash equivalents, notes receivable and marketable securities. The carrying amount of cash and cash equivalents approximate fair value due to the short-term maturity of the instruments. Notes Receivable are recorded at fair value due to the interest rates on these notes approximating current market interest rates. Marketable securities are recorded at amortized cost, which approximates fair value, due to interest rates on these securities approximating current market interest rates.

Note 2 – Licensing-Related Securities and Securities Held to Maturity

Securities held to maturity at December 31, 2002 consist of U.S. Treasury Notes and corporate bonds with an amortized cost of $11,714,000 and a certificate of deposit and corporate bonds with an unamortized cost of $645,000 at December 31, 2001. These securities mature in 2003.

There were no licensing-related securities at December 31, 2002 and 2001.

The realized gains for licensing-related securities accounted for on a first-in, first-out basis for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

	2002	2001	2000
KeyCorp	—	$1,813,000	$4,844,000

Note 3 – Income Taxes

Tax Refund Claim

The Company’s claim for a tax refund estimated at $3,909,000 is based upon its capital loss generated from the sale of RIL, which can be carried back against capital gains recognized by the Company during the preceding three tax years. This tax benefit is dependent upon the Company’s tax basis in RIL which must be calculated under the IRS consolidated tax return regulations. These regulations are complex and require an analysis of the Company’s federal consolidated tax returns and related information over the period of time in which RIL has been a member of the Company’s consolidated tax group. The refund claim is potentially subject to audit and approval by the Internal Revenue Service.

The provision for taxes on income from continuing operations for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
Federal	$2,167,000	$1,564,000	$2,544,000
Deferred	(847,000)	(143,000)	(253,000)
State and local	92,000	21,000	116,000
Foreign withholding	—	22,000	45,000

	$1,412,000	$1,464,000	$2,452,000

The provision for taxes on income from continuing operations for the years ended December 31, 2002, 2001 and 2000 differed from the amount computed by applying the statutory federal income tax rate of 34% as follows:

	2002	2001	2000
Statutory rate	34%	34%	34%
Dividend received exclusion	—	—	(1)%
State and local	2%	1%	2%

Provision for taxes on income	36%	35%	35%

Deferred Taxes

Deferred income taxes arise from temporary differences in the basis of assets and liabilities for financial reporting and income tax purposes. The tax effect of temporary differences that gave rise to deferred tax assets are as follows:

	2002	2001
Current deferred tax assets:
Assets transferred to the Company from subsidiaries	$318,000	—
Deferred rent, compensation and other assets	39,000	—

Total current	357,000	—

Long-term portion of deferred tax assets:
Assets transferred to the Company from subsidiaries	459,000	—
Management incentive compensation	113,000	—
Deferred rent, compensation and other assets	32,000	$114,000

Total long-term	604,000	114,000

Total deferred tax assets	$961,000	$114,000

Note 4 – Property and Equipment

Property and equipment consists of the following:

	Years Ended December 31,
	2002	2001
Leasehold improvements	$1,209,000	$1,186,000
Furniture and fixtures	288,000	730,000
Computer software and equipment	52,000	298,000
Telephone system	—	95,000
Office equipment	8,000	54,000
Other equipment	5,000	129,000

	$1,562,000	$2,492,000
Less accumulated depreciation	(378,000)	(820,000)

	$1,184,000	$1,672,000

Note 5 – Stockholders’ Equity

Stock Option Plans

The Company measures compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25.

In May 1990, shareholders approved the 1990 Stock Option and Incentive Plan (the “1990 Plan”) that authorizes the issuance of up to 300,000 shares of common stock, and, in May 1997, the 1990 Plan was amended to provide for a 100,000 share increase in the number of authorized shares. In May 1998, the shareholders approved the 1998 Stock Option and Incentive Plan (the “1998 Plan”) that authorizes the issuance of up to 300,000 shares of common stock. Both Plans authorize the issuance of various incentives to employees (including officers and directors) including stock options, stock appreciation rights, and restricted performance stock awards. The Plans allow the stock option committee to determine type, shares and terms of the grants. As of March 14, 2000, no further grants were allowed under the 1990 Plan. The term period of the options granted ranges from 5 to 10 years, and the vesting period ranges from 0 to 5 years. As a result of the Company’s merger with Palisade, there will be no further grants under the 1998 Plan (See Note 16).

In addition to the 1990 Plan and the 1998 Plan outlined above, on January 21, 1998, the Company granted an employee options to purchase 50,000 shares of common stock at an exercise price per share of $10.625. These options were canceled on January 31, 2002. Stock options to purchase 40,000 and 10,000 shares were granted to directors in 2001 and 2000, respectively. On April 7, 1997, the Company sold a warrant to Palisade Capital Management,

L.L.C. for a price of $103,320 to purchase 200,000 shares of common stock at $8.25 per share. The warrant expired on April 7, 2002. On November 25, 1997, the Company issued non-qualified stock options to 11 employees to purchase 165,000 shares of common stock at an exercise price of $14 per share; all of these options have been canceled. On March 18, 1998, the exercise prices of 190,000 employee options were reduced to $9.50 per share.

The table below summarizes all option activity, excluding the warrant sale to Palisade Capital Management, L.L.C.:

	2002	Weighted Average Exercise Price	2001	Weighted Average Exercise Price	2000	Weighted Average Exercise Price
Outstanding at beginning of year	485,750	$6.88	646,750	$7.09	699,750	$7.64
Options granted	—	—	51,500	2.51	93,500	2.94
Options exercised	(2,750)	2.70	—	—	—	—
Options canceled	(239,000)	7.49	(212,500)	6.47	(146,500)	7.04

Outstanding at end of year	244,000	6.32	485,750	6.88	646,750	7.09

Exercisable at end of year	244,000	$6.32	271,500	$8.46	341,925	$8.23

The following table summarizes option data as of December 31, 2002:

Price Range Minimum	Maximum	Outstanding at December 31, 2002	Weighted Average Contract Life (Years)	Weighted Average Exercise Price	Exercisable at December 31, 2002	Weighted Average Exercise Price
$2.50	$3.75	101,500	5.51	$2.79	101,500	$2.79
$3.76	$5.64	7,500	6.96	$3.81	7,500	$3.81
$5.65	$8.48	10,000	5.97	$6.88	10,000	$6.88
$8.49	$12.73	125,000	4.21	$9.30	125,000	$9.30

		244,000			244,000

Preferred Stock

The 6% non-cumulative preferred stock of $100 par value is redeemable at $105 with 5,000 shares authorized and none issued. The serial preferred stock of $5 par value has 100,000 shares authorized and none issued.

Note 6 – Commitments and Contingent Liabilities

A. Commitments

The Company has commitments under leases covering its facilities. In May 1999, the Company relocated its corporate offices and creative studio to newly constructed leased facilities in Edgewater, New Jersey. This lease expires on November 16, 2009 and provides for two successive five-year renewal options. In connection with such relocation in 1999, the Company subleased the offices and studio previously occupied by Refac Human Factors-ID for the remainder of the lease term, which expires on December 31, 2003.

In October 2001, the Company subleased a portion of its Edgewater facility, together with furniture, for an annualized payment of $270,000 through May 2005. In connection with the sale of the Company’s Graphic Design Group, the Company also entered into a sublease with the acquiring company for 3,492 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. The rent for the entire term of the sublease is approximately $80,830 annually, $565,809 on the aggregate. In connection with the sale of the Company’s Product Design Group, the Company entered into a sublease with the acquiring company for 9,574 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. The rent for the entire term of the sublease is $1,721,830. In February 2003, the Company and its landlord amended the master lease to reduce the rentable square footage by 9,757 square feet and the aggregate rent payable over the remaining term of the lease by $840,000. Taking this amendment into account, the total expected annual payments due under the lease are $516,000 during 2003 and $453,000 in 2004, which is subject to a maximum cost of living increase of 2.5% per annum thereafter. As a result of the Company’s existing subleases, commencing January 1, 2003 and extending through May 2005, the Company’s aggregate monthly cash subleasing income from its three subtenants will exceed its monthly cash rent payment to the landlord.

The Company expects to sublease approximately 1,185 rentable square feet in Fort Lee, New Jersey from Palisade Capital Management, L.L.C., an affiliate, under a sublease which will commence on May 1, 2003 and expire on January 31, 2006. The expected rent for the entire term of the sublease is $91,000.

Rent expense covering all Company facilities was approximately $257,000 (net of sublease income of $360,000), $476,000 (net of sublease income of $68,000) and $580,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

B. Employment Agreements and Incentive Compensation

The Company’s employment agreement with its President and Chief Executive Officer extends through March 31, 2004. The agreement provides for minimum annual compensation and incentive compensation for repositioning the Company for sale or liquidation equal to an aggregate 16% of the excess, if any, of the fair market value of the cash and securities available to be distributed to the Company’s shareholders (or otherwise realized by the shareholders) over $10 million. Effective upon the closing of the Company’s merger agreement with Palisade on February 28, 2003, the employment agreement was restated and amended to provide for the continuation of the minimum annual compensation, a signing bonus of $800,000 and retention payments of $100,000 on January 1, 2004, $200,000 on February 28, 2004 and $200,000 on March 31, 2004, provided that he is employed by the Company at the time such payments become due. In addition, he is entitled to the payment of incentive compensation equal to an aggregate of 16% of the “eligible consideration” over and above $17,843,602. “Eligible consideration” is defined as the sum of the following:

•	the liquid distributable assets of the Company as of June 30, 2005, as calculated under the merger agreement, plus

•	the signing bonus and retention payments paid or payable to him and the incentive compensation paid or payable to the Company’s Vice President as a result of the merger.

In 1996, the officer exercised options previously granted under the Company’s 1990 Stock Option Plan to purchase 100,000 shares of common stock. In connection with such exercise, the Company provided the officer with a loan of $375,000 (which was reduced to $365,000 after the officer paid back $10,000). The note, as modified in March 2002, bears interest at the rate of 6% per annum and is payable in ten (10) equal annual installments commencing on December 31, 2004.

On March 21, 2002, the Company entered into an employment agreement with its Vice President and Chief Financial Officer, which extends through March 31, 2004. The agreement provides for minimum annual compensation and incentive compensation for repositioning the Company for sale or liquidation equal to an aggregate 4% of the excess, if any, of the fair market value of the cash and securities available to be distributed to the Company’s shareholders (or otherwise realized by the shareholders) over $10 million. Effective upon the closing of the Company’s merger agreement with Palisade, the employment agreement was amended to provide for the continuation of the minimum annual compensation and a signing bonus of $313,744. In addition, he is entitled to the payment of incentive compensation equal to an aggregate of 4% of the “eligible consideration” over and above $17,843,602. “Eligible consideration” is determined in the same manner as under the President and Chief Executive Officer’s employment agreement.

In addition, in the event of termination of employment of the officers prior to March 31, 2004 without cause or due to other conditions defined in their employment agreements, such officers will be entitled to a lump-sum payment of the remaining compensation under the agreements and the incentive compensation. Moreover, they shall continue to be eligible to receive the incentive compensation after the terms of their employment agreements expire.

Under the employment agreements in effect as of December 31, 2002 with the Company’s President and Chief Executive Officer and its Vice President and Chief Financial Officer, such executives were entitled to an aggregate of 20% of the cash and the fair market value (as determined by the Board in its sole discretion) of securities available for distribution to stockholders in excess of $10,000,000. As of September 30, 2002, most of the planned actions necessary to complete the liquidation were met as a result of the sale of Company businesses and certain assets. Since the merger had not yet happened, the Company estimated the incentive compensation payable to management to be $2,000,000, at December 31, 2002, based upon the Company’s balance sheet as of such date and expected proceeds from the collection of accounts, notes and contract rights receivable, realization of projected tax refunds and future operations, net of related costs. Since the employment agreements extend through March 31, 2004, and the compensation is generally payable based upon employment through that date, the incentive compensation is being amortized over the eighteen (18) month remaining term of the agreements. The amount estimated for the incentive compensation is subject to quarterly review, and the amount accrued may change as a result of changes to expected future revenues and costs, future realization of assets and changes based upon future events.

Effective upon the closing of the merger agreement on February 28, 2003, the employment agreement of the Company’s President and Chief Executive Officer was restated and amended and the employment agreement of the Vice President and Chief Financial Officer was amended. As a result of such amendments, these officers received signing bonuses aggregating $1,113,744 on February 28, 2003, of which $780,409 will be treated as an expense in the first quarter of 2003. Additionally, as of the closing of the Palisade Merger, the Company estimated that the management incentive compensation payable could aggregate $845,000. This amount (subject to quarterly adjustment) plus the $500,000 retention payments required to be made to the Company’s President and Chief Executive Officer will be amortized over the thirteen month period ending March 31, 2004.

C. Deferred Compensation/Post-Retirement Benefits

On December 13, 1996, the Company entered into a retirement agreement with its then chairman and chief executive officer. For a period of three years, from July 1, 1997 to June 30, 2000, the former chairman acted as a consultant. The retirement agreement also provides for an annuity of $100,000 per annum during his life; medical and health benefits for him and his spouse during their lives; and office facilities, equipment and personnel support for two years following his consulting services. In 1996, the Company expensed $445,000 for such retirement benefits, which represented the present value of the expected payments, following the consultancy period, based upon his then estimated life expectancy. During the second half of

2000, the Company began making payments, leaving the balance of $96,000, $205,000 and $397,000 at December 31, 2002, 2001 and 2000, respectively.

D. Indemnifications

The Company will indemnify directors and/or officers against all costs, expenses and liabilities incurred in a threatened, pending, or completed action, suit or proceeding brought because such individual has acted in the capacity of director and/or officer of the Company. Indemnification is not provided to directors to the extent of any breach of loyalty to the Company and its stockholders, as well as acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law. Costs that are not covered by the Company’s directors and officers liability insurance will be covered by the Company. This indemnification is ongoing and does not include a limit on the maximum potential payments; nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2002, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

Note 7 – Concentrations and Foreign Source Income

The Company has a contract with Patlex Corporation which accounted for approximately 20%, 34% and 18% of the Company’s total revenues from continuing operations for 2002, 2001 and 2000, respectively. The more significant of the two patents licensed by Patlex Corporation is the Gas Discharge Laser Patent (U.S. Patent No. 4,704,583), which expires in November 2004. The other patent (U.S. Patent No. 4,746,201) expires in May 2005.

Foreign source revenues of domestic operations from licensing-related activities amounted to:

	2002	2001	2000
Europe	$290,000	$649,000	$678,000
Asia	56,000	194,000	307,000

Total	$346,000	$843,000	$985,000

Note 8 – Business Combinations and Intangible Assets—Accounting for Goodwill

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, “Business Combinations” and in July 2001, SFAS 142, “Goodwill and Other Intangible Assets.” The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are now subject to at least an annual assessment for impairment by applying a fair value based test. The Company adopted SFAS 142 as of January 1, 2002 and in compliance with this new standard discontinued the amortization of goodwill. With the sale of the Company’s Creative Consulting Services and Manufacture and Marketing of Consumer Products groups in the third quarter of 2002, the Company no longer has goodwill on its balance sheet.

During the quarter ended June 30, 2002, the Company completed the steps required to value the carrying value of goodwill existing at January 1, 2002. As a result, a non-cash charge of $3,156,000, or ($0.83) per share was recorded as a cumulative effect of change in accounting principle in the six months ended June 30, 2002 statement of operations. At June 30, 2002, the Company designated the Creative Consulting Services and Manufacture and Marketing of Consumer Products segments as Assets Held for Sale under provisions of SFAS 144. Based on actual terms of the sale of the Graphic Design Group (see Note 11), which took place on August 5, 2002, and terms that were then being discussed with Product Genesis, LLC (see Note 14), the Company determined the fair value of the reporting units were less than the book values and recorded a goodwill impairment charge of $2,811,000. The Company has recorded this impairment charge, net of tax benefits, in losses from discontinued operations. The Company subsequently sold the Product Design Group on September 20, 2002.

The following pro forma table shows the effect of amortization expense and the cumulative effect of change in accounting principle on the Company’s net income (loss) recorded, as follows:

	Years Ended December 31,
	2002	2001
Reported net income (loss)	($1,269,000)	$1,084,000
Cumulative effect of change in accounting principle, net of tax	($2,083,000)	—
Amortization expense	—	309,000
Adjusted net income	$814,000	$1,393,000
Reported income (loss) per share—Basic and Diluted	($0.33)	$0.29
Adjustment for cumulative effect of change in accounting principle—Basic and Diluted	($0.55)	—
Adjustment for amortization expense—Basic and Diluted	—	$0.08
Adjusted income per share—Basic and Diluted	$0.22	$0.37

Note 9 – Accounting for the Impairment or Disposal of Long-lived Assets

The Company has historically estimated the recoverability of its long-term assets, including goodwill, by consideration of the estimated future undiscounted cash flow from the operations of the business segments to which those long-term assets relate. The Company’s goodwill primarily related to its Creative Consulting Services segment.

As of January 1, 2002, the Company adopted the provisions of SFAS 144, and now evaluates the recoverability of its long-term assets under the provisions of SFAS 144. While such provisions retain the considerations the Company has previously made in evaluating the recoverability of its long-term assets as discussed above, SFAS 144 provides an additional triggering event to require an impairment test — a current expectation that, more likely than not, a long-term asset or asset group will be sold or disposed of significantly before the end of its previously estimated useful life. Assets that are considered to be “held for sale” are measured at the lower of carrying amount or fair value, less the costs to sell. Once an asset is determined to be “held for sale,” depreciation on such asset ceases. Long-term assets to be disposed of by sale may not be classified as held for sale, however, until the period in which all of the following criteria are met:

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

Based upon the above criteria, the assets of the Creative Consulting Services and the Manufacture and Marketing of Consumer Products Groups became considered held for sale during the second quarter of 2002 and evaluated under SFAS 144. In such valuation, the actual terms of the sale of the Graphic Design Group were used (see Note 11 below) and terms that were then being discussed with Product Genesis, LLC for the Product Design Group were used.

For financial reporting purposes, the balance sheet has been restated and the assets available for sale have been classified in the consolidated balance sheet as “Assets held for sale” and were included in the Creative Consulting Services and Manufacture of Consumer Products segments. Such net assets, all of which were sold prior to December 31, 2002, consisted of the following as of December 31, 2001:

December 31, 2001	Graphic Design Group	Product Design Group	Consumer Products Group	Consolidated Group
Fixed assets, net	$110,000	$288,000	$359,000	$757,000
Goodwill, net	1,473,000	4,582,000	16,000	6,071,000
Total assets held for sale	$1,583,000	$4,870,000	$375,000	$6,828,000

In connection with SFAS 144, the following tables summarize the revenues and pretax income (loss) of the reported discontinued operations of the Assets Held for Sale:

Year Ended December 31, 2002	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations
Revenues	$785,000	$1,469,000	$2,168,000	$4,422,000
Pretax loss	(1,148,000)	(3,639,000)	(1,927,000)	(6,714,000)

Year Ended December 31, 2001	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations
Revenues	$2,500,000	$2,679,000	$3,531,000	$8,710,000
Pretax income (loss)	201,000	(1,268,000)	(1,369,000)	(2,436,000)

Year Ended December 31, 2000	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations
Revenues	$2,602,000	$3,834,000	$824,000	$7,260,000
Pretax income (loss)	681,000	(1,090,000)	(2,053,000)	(2,462,000)

Included in the pretax loss of discontinued operations at December 31, 2002 is an impairment charge to long-lived assets of approximately $51,000 recorded as of June 30, 2002, as the carrying value of fixed assets of the Product Design Group was adjusted to fair value, based upon terms then under discussion with a nonaffiliated potential buyer.

In the fourth quarter ended December 31, 2002, the Company recognized an impairment loss of $64,000 on certain of its furniture and equipment. As of such date, the Company planned to sublease the remaining 9,757 square feet of its leasehold that it was then occupying and to relocate to much smaller premises. For purposes of the impairment write-down, the fair value of the furniture and equipment, net of expected disposal costs, was based upon an independent appraisal and discussions with prospective buyers. The impairment loss is reported as part of Selling, General and Administrative expenses in the continuing operations of the Statement of Operations.

Note 10 – Accounting for Costs Associated with Exit or Disposal Activities

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

Note 11 – Sale of the Graphic Design Group

On November 1, 1999, the Company acquired certain assets and assumed certain liabilities of David Morris Creative, Inc. (the “Graphic Design Group”) for $1,525,000 in cash. The excess of the aggregate purchase price over the net tangible assets acquired was allocated to goodwill. As a result of achieving certain earnings targets during the two year period ended December 31, 2001, the Company was required to make a $250,000 contingent purchase price payment to the former shareholder of David Morris Creative, Inc. This payment was accounted for as additional purchase price consideration. The operating results of the Graphic Design Group have been included in the Company’s consolidated financial statements from the date of acquisition to August 1, 2002, the effective date of its sale.

In furtherance of its plan to reposition itself for sale or liquidation, the Company sold certain assets, including certain accounts receivable, furniture and equipment, customer lists and goodwill, subject to certain liabilities, of the Graphic Design Group to a company formed by its President and former owner. The transaction was effective as of August 1, 2002 and the purchase price was $371,360 consisting of a lump-sum payment due on or before August 31, 2002 of $54,180 and a 6% promissory note for $317,180, which is payable in sixty (60) equal consecutive monthly installments of $6,250 commencing January 1, 2003. There was no additional loss booked, in excess of the charges taken under SFAS 142 and SFAS 144 (see Note 8).

As part of this transaction, as of July 31, 2002, the employment agreement with the President of the Graphic Design Group and stock options granted to him to purchase 30,000 shares of the Company’s stock were terminated in consideration of a lump-sum payment of $96,097. The Company also entered into a sublease with the acquiring company for 3,492 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. The rent for the entire term of the sublease is $565,809.

Note 12 – Sale of Licensing-Related Assets

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

Note 13 – OXO International

On September 20, 2002, RIL amended its agreement with OXO International (“OXO”), a division of World Kitchen, Inc. This amendment, which was approved by the court overseeing OXO’s bankruptcy, provides for payments to the Company of $550,000 of which $10,000 is for past due royalties; $180,000 for royalties for the six month period ending December 31, 2002 and $360,000 for royalties for the year ending December 31, 2003. The Company is required to perform certain services, the remainder of which the acquirer of its product design business has agreed to perform.

Note 14 – Sale of the Product Design Group

On November 25, 1997, the Company purchased the outstanding stock of Human Factors Industrial Design, Inc. (the “Product Design Group”) for $6,000,000, of which $4,500,000 was payable in cash and $1,500,000 in Company stock (valued at $12.565 per share). On December 30, 1998,

Human Factors Industrial Design, Inc. was merged into RIL. In 2001 and 1999, the Company agreed to pay an additional $100,000 and $275,000, respectively, to certain of the original shareholders who relinquished their rights to an additional contingent purchase price payment, which has been recorded as goodwill

On September 20, 2002, RIL sold its Product Design Group to Product Genesis, LLC for a variable purchase price based upon 2½% of net revenues up to an aggregate of $300,000. Due to the uncertainties of collection of the purchase price, the Company has not allocated any cost basis to this contract right and will record any monies that it may receive from Product Genesis, LLC with respect thereto as income from such discontinued operations. The Company also entered into a sublease with Product Genesis, LLC for 9,574 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. The rent for the entire term of the sublease is $1,721,830. In connection with the sale of the Product Design Group, the Company recorded a book loss of approximately $274,000.

Note 15 – Sale of Refac International, Ltd. (“RIL”)

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

Note 16 – Merger Agreement

On August 19, 2002, the Company entered into a merger agreement with Palisade Concentrated Equity Partnership, L.P. (“Palisade”), which provided for the merger of a Palisade subsidiary with the Company. On February 28, 2003, the Company’s shareholders adopted the merger agreement, as amended, and the merger was consummated.

As a result of the merger, the Company’s shareholders received $3.60 per share in cash, along with 0.2 shares of new common stock, par value $.001 per share, of the Company. In addition, shareholders have the right to sell the new shares to the Company for a price that will depend upon the Company’s liquid distributable assets (as defined in the merger agreement) as of March 31, 2003 and June 30, 2005. This right to sell the shares is limited to stockholders who hold their shares until the amount of liquid distributable assets at June 30, 2005 is determined.

In connection with the merger, stockholders holding 123,689 shares have demanded appraisal rights in lieu of the merger consideration. Such stockholders have the right under Delaware law to seek a judicial appraisal of their shares to determine their “fair value”. Such fair value as determined by the Delaware court under Section 262 of the Delaware General Corporation Law can be more than, the same as, or less than, the consideration payable pursuant to the merger agreement. The fair value of these shares has not yet been determined.

Pursuant to the merger, Palisade now owns 2,837,000 shares of the new common stock, par value $.001 per share, or approximately 80% of the outstanding stock of the Company. Following the merger, the Company is continuing its liquidation of assets announced in March 2002. Palisade intends to use the Company as a vehicle for future acquisitions.

Note 17 – Stockholder Rights Plan

The Company was party to a rights agreement, dated as of April 30, 2002, under which rights were distributed as a dividend to stockholders at the rate of one right for each share of Company Common Stock held by stockholders of record as of the close of business on May 9, 2002. The Rights Plan was adopted to enhance the Company’s ability to carry out its plan in a manner that will be fair to all stockholders. Concurrent with the merger with Palisade, the Rights Plan was terminated.

Note 18 – Refac Licensing

The Company formed Refac Licensing, Inc. (“RL”) in January 1998, in conjunction with Arlene Scanlan, to operate as a full service trademark licensing agency and consultant for brand and character licensing properties. In connection with such formation, Ms. Scanlan acquired a 19% interest in RL and entered into an employment agreement with RL, which had a term expiring on December 31, 2002. Given the Company’s change in direction and lack of operating success in this business, the Company and Ms. Scanlan agreed to a termination of her employment agreement and stock option agreements to purchase 55,000 shares of the Company’s stock as of January 31, 2002 and to a conveyance of her 19% interest in RL to the Company. RL has been dissolved and Refac has assumed responsibility for all of the Company’s licensing activities. Although Ms. Scanlan served as a consultant to the Company for the balance of 2002 under an agreement, which required her to devote up to two days per week to the Company’s licensing business, the Company did not foresee, based upon the status of its repositioning efforts, a need for her services during the fourth quarter and wrote off the remainder of her consulting agreement as of September 30, 2002.

Note 19 – Accrued Expenses

Accrued expenses consist of the following:

	Years Ended December 31,
	2002	2001
Accounting and auditing	$210,000	$92,000
Deferred rent	152,000	176,000
Client retainers	—	44,000
Graphic Design Group purchase price	—	250,000
Other	49,000	78,000

Total	$411,000	$640,000

Note 20 – Unaudited Selected Quarterly Financial Data

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$627,000	$715,000	$4,840,000	$380,000
Cost of revenues	105,000	111,000	73,000	(16,000)
Net income (loss) from continuing operations before cumulative effect of a change in accounting principle	216,000	266,000	2,420,000	(391,000)
Net income (loss)	($135,000)	($2,520,000)	$1,572,000	$1,897,000
Net income (loss) from continuing operations before cumulative effect of a change in accounting principle per basic and diluted shares	$0.06	$0.07	$0.63	($0.10)
Net income (loss) per basic and diluted shares	($0.04)	($0.66)	$0.41	$0.50

Note: Pursuant to SFAS 142, the Company recorded as of January 1, 2002 an impairment loss of 2,083,000 ($0.55 per share), net of expected tax benefit, as a cumulative effect of a change in accounting principle.

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$2,248,000	$1,708,000	$833,000	$700,000
Cost of revenues	46,000	279,000	170,000	178,000
Net income from continuing operations	1,251,000	954,000	325,000	234,000
Net income	$528,000	$305,000	$42,000	$209,000
Net income from continuing operations per basic and diluted shares	$0.34	$0.24	$0.09	$0.06
Net income per basic and diluted shares	$0.14	$0.08	$0.01	$0.06

Note 21—Subsequent Event

On March 28, 2003, the Company entered into a stock purchase agreement with Palisade. The stock purchase agreement provides that Palisade will acquire 3,469,387 new shares of Refac’s common stock, at a price of $4.90 per share, or an aggregate price of $17 million. Following the completion of the stock purchase transaction, Palisade would own approximately 90% of Refac’s outstanding shares. Palisade intends to use Refac as a vehicle for making acquisitions. The purpose of the stock purchase transaction is to provide Refac with additional capital for making these acquisitions.

The transaction is conditioned on the approval by the American Stock Exchange for the listing of the shares to be issued to Palisade. Refac will mail its stockholders an information statement in connection with the transaction. Palisade, in its capacity as a stockholder of Refac, has taken action by written consent to approve the issuance of the shares. This action by written consent will be effective 20 days following the mailing of the information statement.

Independent Auditors’ Report

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Refac and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Refac and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Refac and Subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 8 and 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), respectively, on January 1, 2002.

Grant Thornton LLP

New York, New York

January 24, 2003, except for

Notes 1A, 6A, 6B, 16 and 17 as to

which the date is February 28, 2003 and

Note 21 as to which the date is March 28, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Under the by-laws of the Company, the Board of Directors is divided into three classes: Class 1 directors, Class 2 directors and Class 3 directors. The members of one of the three classes of directors are elected each year for a three-year term or until their successors have been elected and qualified, or until the earliest of their death, resignation or retirement. The Board is currently comprised of seven directors.

There are no family relationships between any of the directors or executive officers of the Registrant nor were there any special arrangements or understandings regarding the selection of any director or executive officer.

Information with respect to the executive officers of the Company is set forth below.

Name	Age	Served in Such Position or Office Continually Since	Position (1)
Robert L. Tuchman	60	1991	President, Chief Executive Officer and General Counsel (2)

Raymond A. Cardonne, Jr.	36	1997	Vice President, Chief Financial Officer, Treasurer and Secretary (3)

NOTES:

(1)	Each executive officer’s term of office is until the next organizational meeting of the Board of Directors of the Company (traditionally held immediately after the Annual Meeting of Stockholders of the Company) and until the election and qualification of his or her successor. However, the Company’s Board of Directors has the discretion to replace officers at any time.

(2)	Mr. Tuchman has served as the Company’s President since August 1, 1991. Mr. Tuchman succeeded Eugene M. Lang as Chief Executive Officer of the Company on January 6, 1997 and as Chairman of the Board of Directors on June 30, 1997. He also serves as General Counsel. From August 1, 1991 until January 6, 1997, Mr. Tuchman served as the Company’s Chief Operating Officer. From May 1994 to March 1997 he held the position of Treasurer of the Company. After the Company’s merger, Mr. Meskin was elected as non-executive Chairman of the

Board of Directors and Mr. Tuchman continues to serve as the Company’s Chief Executive Officer and General Counsel.

(3)	Mr. Cardonne became Chief Financial Officer and Treasurer of the Company in August 2000. He has served as Secretary of the Company since November 1998 and as Vice President responsible for the licensing and commercialization of technologies since December 1997. Prior to joining the Company, from December 1994 through November 1997, Mr. Cardonne was a Vice President at Technology Management & Funding, L.P. From August 1993 to December 1994, he worked for NEPA Venture Funds, an early-stage venture capital firm, and the Lehigh Small Business Development Center. He previously worked at Ford Electronics & Refrigeration Corporation from January 1990 to July 1993.

The additional information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2003 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2003 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2003 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2003 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c)and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) and

concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its officers, as appropriate to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

The Company’s principal executive officer and principal financial officer have also concluded there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements

Included within.

(a)(2) Exhibits

See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.

(b) Reports on Form 8-K

      Date Filed

October 24, 2002

November 20, 2002

December 12, 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Refac
Dated: March 31, 2003	By:	/S/ ROBERT L. TUCHMAN
Robert L. Tuchman, President, Chief
Executive Officer and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 31, 2003	/S/ ROBERT L. TUCHMAN Robert L. Tuchman, President, Chief Executive Officer, General Counsel and Director (Principal Executive Officer)

Dated: March 31, 2003	/S/ RAYMOND A. CARDONNE, JR. Raymond A. Cardonne, Jr., Vice President, Secretary, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: March 31, 2003	/S/ MARK S. HOFFMAN Mark S. Hoffman, Director

Dated: March 31, 2003	/S/ CLARK A. JOHNSON Clark A. Johnson, Director

Dated: March 31, 2003	/S/ MARK N. KAPLAN Mark N. Kaplan, Director

Dated: March 31, 2003	/S/ RICHARD S. MEISENBERG Richard S. Meisenberg, Director

Dated: March 31, 2003	/S/ MELVIN MESKIN Melvin Meskin, Chairman

Dated: March 31, 2003	/S/ JEFFREY D. SERKES Jeffrey D. Serkes, Director

SECTION 302 CERTIFICATIONS

I, Robert L. Tuchman, Chief Executive Officer of Refac, certify that:

1.	I have reviewed this annual report on Form 10-K of Refac (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/S/ ROBERT L. TUCHMAN
Robert L. Tuchman
Chief Executive Officer

I, Raymond A. Cardonne, Jr., Chief Financial Officer of Refac, certify that:

1.	I have reviewed this annual report on Form 10-K of Refac (the “Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The Registrant’s other certifying officers and I have indicated in the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/S/ RAYMOND A. CARDONNE, JR.
Raymond A. Cardonne, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

3(a)

Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the SEC on February 28, 2003, SEC file number 001-12776.

3(b)	By-laws of the Company. Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the SEC on February 28, 2003, SEC file number 001-12776.

10(a)

Agreement and Plan of Merger, dated as of August 19, 2002, by and among Palisade Concentrated Equity Partnership, L.P., Palisade Merger Corp. and Refac. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2002, SEC file number 001-12776.

10(b)

Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 21, 2002, by and among Palisade Concentrated Equity Partnership, L.P., Palisade Merger Corp. and Refac. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2002, SEC file number 001-12776.

10(c)

Amendment No. 2 to the Agreement and Plan of Merger, dated as of December 12, 2002, by and among Palisade Concentrated Equity Partnership, L.P., Palisade Merger Corp. and Refac. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2002, SEC file number 001-12776.

10(d)

Amendment No. 3 to the Agreement and Plan of Merger, dated as of January 23, 2003, by and among Palisade Concentrated Equity Partnership, L.P., Palisade Merger Corp. and Refac. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2003, SEC file number 001-12776.

10(e)	Second Amended and Restated Employment Agreement between Robert L. Tuchman and Refac, dated as of March 21, 2002.

Incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2002, SEC file number 001-12776.*

10(f)

Third Amended and Restated Employment Agreement between Robert L. Tuchman and Refac, dated as of August 19, 2002. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2002, SEC file number 001-12776.*

10(g)

Third Amended and Restated Employment Agreement between Robert L. Tuchman and Refac, dated as of November 20, 2002. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2002, SEC file number 001-12776.*

10(h)

First Amendment to the Second Amended and Restated Employment Agreement between Robert L. Tuchman and Refac, dated as of January 23, 2003. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2003, SEC file number 001-12776.*

10(i)

Fourth Amended and Restated Employment Agreement between Robert L. Tuchman and Refac, dated as of January 23, 2003. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2003, SEC file number 001-12776.*

10(j)

Employment Agreement between Raymond A. Cardonne, Jr. and Refac, dated as of March 21, 2002. Incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2002, SEC file number 001-12776.*

10(k)

First Amendment to the Employment Agreement between Raymond A. Cardonne, Jr. and Refac, dated as of August 19, 2002. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2002, SEC file number 001-12776.*

10(l)

Restatement of First Amendment to the Employment Agreement between Raymond A. Cardonne, Jr. and Refac, dated as of October 22, 2002. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2002, SEC file number 001-12776.*

10(m)

Second Amendment to the Employment Agreement between Raymond A. Cardonne, Jr. and Refac, dated as of January 23, 2003. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2003, SEC file number 001-12776.*

10(n)

Third Amendment to the Employment Agreement between Raymond A. Cardonne, Jr. and Refac, dated as of January 23, 2003. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2003, SEC file number 001-12776.*

10(o)

1998 Stock Incentive Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed with the SEC on March 31, 1998, SEC file number 001-12776.*

10(p)

First Amendment to the Refac Technology Development Corporation 1998 Stock Incentive Plan, dated as of January 23, 2003.”). Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2003, SEC file number 001-12776.*

10(q)

1990 Stock Option and Incentive Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 1990 Annual Meeting of Stockholders, filed with the SEC on April 23, 1990, SEC file number 0-7704.*

10(r)	Stock Purchase Agreement, dated as of March 28, 2003, by and among Refac and Palisade Concentrated Equity Partnership, L.P. **

21.	List of subsidiaries of the Company.**

23.	Consent of Grant Thornton LLP. **

99.	Certification of CEO and CFO.**

*	Management or compensatory plan.
**	Filed herewith