Form 10-Q
period 2003-03-31
REFAC
filed 2003-05-15
CIK 82788

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

Commission File Number 0-7704

REFAC

(Exact name of registrant as specified in its charter)

Delaware	13-1681234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Bridge Plaza, Suite 605 Fort Lee, New Jersey 07024-7102
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (201) 585-0600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, as of May 14, 2003 was 3,511,485.

REFAC

REFAC

CONDENSED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents	$2,332,000	$3,330,000
Royalties receivable	373,000	524,000
Accounts receivable, net	53,000	143,000
Notes receivable, current portion	224,000	296,000
Investments being held to maturity	6,563,000	11,714,000
Income taxes receivable	4,477,000	3,909,000
Prepaid expenses and other current assets	96,000	128,000
Deferred incentive compensation, current portion	462,000	—
Deferred income taxes, current portion	348,000	357,000

Total current assets	14,928,000	20,401,000

Property and equipment, net	976,000	1,184,000
Notes receivable	452,000	424,000
Deferred incentive compensation	781,000	1,666,000
Deferred income taxes	429,000	604,000
Restricted investments being held to maturity	4,723,000	—
Other assets	13,000	13,000

Total Assets	$22,302,000	$24,292,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$87,000	$109,000
Accrued expenses	526,000	411,000
Amounts payable under service agreements	7,000	78,000
Deferred incentive compensation, current portion	500,000	—
Deferred revenue	85,000	135,000
Other liabilities	123,000	123,000

Total current liabilities	1,328,000	856,000

Deferred incentive compensation	846,000	2,000,000
Other liabilities—deferred compensation	77,000	96,000
Temporary equity	4,723,000	—
Stockholders’ Equity
Common stock, $.10 par value; authorized 20,000,000 shares; issued 5,453,637 as of December 31, 2002	—	545,000
Common stock, $.001 par value; authorized 20,000,000 shares; issued 3,511,485 as of March 31, 2003	4,000	—
Additional paid-in capital	5,766,000	9,991,000
Retained earnings	9,923,000	25,043,000
Treasury stock, at cost	—	(13,874,000)
Receivable from issuance of common stock	(365,000)	(365,000)

Total stockholders’ equity	15,328,000	21,340,000

Total Liabilities and Stockholders’ Equity	$22,302,000	$24,292,000

See accompanying Notes to the unaudited condensed financial statements.

REFAC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002

Revenues
Licensing-related activities	$451,000	$579,000
Dividend and interest income	59,000	47,000

Total revenues	510,000	626,000

Costs and Expenses
Licensing-related activities	29,000	105,000
General and administrative expenses	2,119,000	195,000

Total costs and expenses	2,148,000	300,000

Income (loss) before provision (benefit) for taxes on income (loss)	(1,638,000)	326,000
Provision (benefit) for taxes on income (loss)	(382,000)	110,000

Net income (loss) from continuing operations	(1,256,000)	216,000
Income (loss) from discontinued operations—net of taxes	9,000	(351,000)
Cumulative effect of change in accounting principle—net of $1,073,000 tax benefit	—	(2,083,000)

Net loss	($1,247,000)	($2,218,000)

Basic and diluted earnings (loss) per share:
From continuing operations	($0.34)	$0.06
From discontinued operations	—	(0.09)
From cumulative effect of change in accounting principle	—	($0.55)

Net loss	($0.34)	($0.58)

Basic weighted average shares outstanding	3,699,919	3,795,261
Diluted weighted average shares outstanding	3,699,919	3,799,188

See accompanying Notes to the unaudited condensed financial statements.

REFAC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002

Cash Flows from Operating Activities
Net loss	($1,247,000)	($2,218,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	206,000	126,000
Cumulative effect of changing method of accounting for goodwill	—	3,156,000
Deferred retirement expense	(19,000)	(52,000)
Deferred income taxes	184,000	10,000
Compensation expense related to director options	48,000	—
Loss on sale of assets	2,000	—
(Increase) decrease in assets:
Royalties receivable	151,000	87,000
Accounts receivable	112,000	629,000
Income taxes receivable	(568,000)	(1,073,000)
Prepaid expenses and other current assets	32,000	(1,000)
Inventory	—	114,000
Other assets	—	1,000
Deferred incentive compensation	423,000	—
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	93,000	(140,000)
Amounts payable under service agreements	(71,000)	(151,000)
Deferred revenue	(50,000)	(183,000)
Deferred incentive compensation payable	(654,000)	—

Net cash (used in) provided by operating activities	(1,358,000)	305,000

Cash Flows from Investing Activities
Notes receivable	44,000	—
Proceeds from investments being held to maturity	428,000	—
Purchases of fixed assets	(24,000)	(64,000)
Proceeds from sale of assets	2,000	—

Net cash provided by (used in) investing activities	450,000	(64,000)

Cash Flows from Financing Activities
Stock issuance costs	(94,000)	—
Proceeds from exercise of stock options	4,000	—

Net cash used in financing activities	(90,000)	—

Net (decrease) increase in cash and cash equivalents	(998,000)	241,000

Cash and cash equivalents at beginning of period	3,330,000	8,690,000

Cash and cash equivalents at end of period	$2,332,000	$8,931,000

See accompanying Notes to the unaudited condensed financial statements.

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position of Refac (the “Company”) at March 31, 2003, and the results of its operations and its cash flows for interim periods presented.

2. On March 22, 2002, the Company announced that it was repositioning itself for sale or liquidation. Since that date, the Company has disposed of its operating segments with the exception of its licensing business and it has limited the operations of that segment to managing certain existing license agreements and related contracts. Currently, the Company’s operating assets principally consist of cash, government securities, accounts receivable, notes receivable, contract rights receivable, a claim for a tax refund, agreements related to its licensing business and its leasehold. Since December 31, 2002, the Company did not have any subsidiary corporations. The balance sheet and statement of operations for the periods reflect the restatement for discontinued operations.

3. On August 19, 2002, the Company entered into a merger agreement with Palisade Concentrated Equity Partnership, L.P. (“Palisade”), which provided for the merger of a Palisade subsidiary with the Company. On February 28, 2003, the Company’s shareholders adopted the merger agreement, as amended, and the merger was consummated. See Note 17.

4. The accounting policies followed by the Company are set forth in Note l to the Company’s consolidated financial statements for the year ended December 31, 2002, which is incorporated herein by reference.

5. The results of operations for the three months ended March 31, 2003 are not indicative of the results to be expected for the full year.

6. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of Accounting Principles Board (“APB”) Opinion No. 25. Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans are granted with an exercise price equal to the fair market value on the date of the grant. The following table presents the effect on the Company’s net earnings and earnings per share for the three month periods ended March 31, 2003 and 2002 had it adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation”.

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	($1,247,000)	($2,218,000)
Less: Total stock-based employee compensation expense determined under fair value based on methods for awards granted, modified, or settled, net of related tax effect	(31,800)	(102,000)
Add: Additional compensation expense for modification of non-employee director stock options	48,300	—
Proforma net loss	(1,230,500)	(2,320,000)
Loss per share, as reported
Basic	($0.34)	($0.58)
Diluted	($0.34)	($0.58)
Proforma loss per share
Basic	($0.33)	($0.61)
Diluted	($0.33)	($0.61)

There were no options granted in 2003 or 2002. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model.

7. The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, “Earnings Per Share”.

	Three Months Ended March 31,
Description	2003	2002
Basic shares	3,699,919	3,795,261
Dilution: stock options and warrants	—	3,927
Diluted shares	3,699,919	3,799,188
Income (loss) from continuing operations	($1,256,000)	216,000
Basic earnings	($0.34)	$0.06
Diluted earnings	($0.34)	$0.06

There are approximately 21,216 options excluded from the earnings per share computation for the three months ended March 31, 2003 since their effect would be anti-dilutive.

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Creative Consulting Services and Manufacture and Marketing of Consumer Products groups are included in the statement of operations as discontinued operations, net of taxes, as they have been sold pursuant to the Company’s repositioning.

The Company’s operations in the licensing of intellectual property rights are not considered held for sale because of the Company’s intent to manage certain outstanding licensing-related agreements through their termination. While the Company’s licensing operations are still considered a continuing business, it has not undertaken any new technology licensing projects during the current or preceding four fiscal years and it is highly unlikely that it will undertake any such projects in the future. The statement of operations reflects the results of the licensing of intellectual property rights in its results of continuing operations.

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

During the quarter ended June 30, 2002, the Company completed the steps required to value the carrying value of goodwill existing at January 1, 2002. As a result, a non-cash charge of $3,156,000, or ($0.83) per share was recorded as a cumulative effect of change in accounting principle in the six months ended June 30, 2002 statement of operations. At June 30, 2002, the Company designated the Creative Consulting Services and Manufacture and Marketing of Consumer Products segments as Assets Held for Sale under provisions of SFAS 144. Based on the actual terms of the sale of the Graphic Design Group, which took place on August 5, 2002, and terms that were discussed with a nonaffiliated potential buyer of the Product Design Group, the Company determined the fair values of the reporting units were less than the book values and recorded a goodwill impairment charge of $2,811,000 in the fiscal quarter ended June 30, 2002. The Company has recorded this impairment charge, net of tax benefits, in losses from discontinued operations during the fiscal quarter ended June 30, 2002. The Company subsequently sold the Product Design Group on September 20, 2002.

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. Accounting for the Impairment or Disposal of Long-lived Assets

The Company has historically estimated the recoverability of its long-term assets by consideration of the estimated future undiscounted cash flow from the operations of the business segments to which those long-term assets relate.

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

Based upon the above criteria, the assets of the Creative Consulting Services and the Manufacture and Marketing of Consumer Products Groups became considered held for sale during the second quarter of 2002 and have been evaluated under SFAS 144. In such valuation, the actual terms of the sale of the Graphic Design Group were used (see Note 12 below) and terms that were then being discussed with Product Genesis, LLC for the Product Design Group were used.

In connection with SFAS 144, the following table summarizes the revenues and pretax loss for the three months ended March 31, 2002 of the discontinued operations:

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Three Months Ended March 31, 2002	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations
Revenues	$424,000	$638,000	$279,000	$1,341,000
Pretax loss	(156,000)	(72,000)	(302,000)	(530,000)

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

13. Sale of Licensing-Related Assets

On August 19, 2002, Refac International, Ltd. (“RIL”) sold its Gough licensing property and royalties receivable to Gough Holdings (Engineering), Ltd. for $450,000, payable in five semi-annual installments, without interest, commencing September 30, 2002. As of

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2003, the unpaid balance of this note receivable is reflected on the Company’s financial statements at $351,481, which represents its present value using a 6% discount rate.

On August 19, 2002, RIL sold its Heli-Coil and Dodge licensing rights, related sublicense agreements and monies due thereunder after June 30, 2002 to Newfrey LLC (formerly Emhart LLC) for $4,000,000. The proceeds from this sale were received in August 2002.

14. OXO International

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

15. Sale of the Product Design Group

On September 20, 2002, RIL sold its Product Design Group to Product Genesis, LLC for a variable purchase price based upon 2½% of net revenues up to an aggregate of $300,000. Due to the uncertainties of collection of the purchase price, the Company has not allocated any cost basis to this contract right and will record any monies that it may receive from Product Genesis, LLC with respect thereto as income from such discontinued operations. The Company received $9,000 during the quarter ended March 31, 2003. The Company also entered into a sublease with Product Genesis, LLC for 9,574 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. The rent for the entire term of the sublease is $1,721,830. In connection with the sale of the Product Design Group, the Company recorded a book loss of approximately $274,000 in the third quarter of 2002.

16. Sale of Refac International, Ltd.

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

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

from such discontinued operations. In connection with the sale of RIL, the Company recorded a book loss of approximately $625,000 in the third quarter of 2002.

17. Accounting Treatment of Merger

On February 28, 2003, the Company completed a merger with a wholly-owned subsidiary of Palisade Concentrated Equity Partnership, L.P. (“Palisade”). Under the terms of the merger, for each share of the Company’s common stock, par value $.10 per share (“Old Refac Common Stock”) owned immediately prior to the effective time of the merger, stockholders (other than Palisade and stockholders who properly exercised appraisal rights) received or are expected to receive (i) $3.60 in cash, (ii) 0.2 shares of common stock, par value $.001 per share (“New Refac Common Stock”) and (iii) the non-transferable right (the “Payment Right”) to sell the shares of the New Refac Common Stock to the Company for a price which will depend upon the Company’s liquid distributable assets (“LDA”) as of June 30, 2005. This right to sell the shares is limited to stockholders who hold their shares until the amount of liquid distributable assets at June 30, 2005 is determined.

The Company has treated the merger as a recapitalization for accounting purposes and has adjusted the difference in the par value of the Old Refac Common Stock and the New Refac Common Stock from common stock to additional paid-in capital. Pursuant to the merger agreement, the treasury stock owned by the Company at the effective time of the merger has been cancelled with a corresponding decrease to the Company’s retained earnings.

As the Payment Right represents a non-transferable right of shareholders to sell to the Company their shares of New Refac Common Stock received in the merger for cash, the estimated value of the Payment Right ($7.00 per share as of March 31, 2003) has been reflected on the balance sheet as temporary equity with a similar amount reducing additional paid-in capital. Subsequent changes in the estimated value of the Payment Right through June 30, 2005, computed on a quarterly basis, will increase or decrease the temporary equity amount with an offsetting increase or decrease in additional paid-in capital.

Pursuant to the merger agreement with Palisade, the Company has restricted such portion of its investments being held to maturity to maintain the Contingent Fund (as defined in the merger agreement) as necessary to pay the estimated value of the Payment Right.

18. Employment Agreements and Management Incentive Compensation

The Company’s employment agreement with its President and Chief Executive Officer extends through March 31, 2004. The agreement provided for minimum annual compensation and incentive compensation for repositioning the Company for sale or liquidation equal to an aggregate 16% of the excess, if any, of the fair market value of the cash and securities available to be distributed to the Company’s shareholders (or otherwise realized by the shareholders) over $10 million. Effective upon the closing of the Company’s merger agreement with Palisade on February 28, 2003, the employment agreement was restated and amended to provide for the continuation of the minimum annual compensation, a signing bonus of $800,000

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

and retention payments of $100,000 on January 1, 2004, $200,000 on February 28, 2004 and $200,000 on March 31, 2004, provided that he is employed by the Company at the time such payments become due. In addition, he is entitled to incentive compensation equal to an aggregate of 16% of the “eligible consideration” over and above $17,843,602. “Eligible consideration” is defined as the sum of the following:

•	the liquid distributable assets of the Company as of June 30, 2005, as calculated under the merger agreement, plus

•	the signing bonus and retention payments paid or payable to him and the incentive compensation paid or payable to the Company’s Vice President as a result of the merger.

On March 21, 2002, the Company entered into an employment agreement with its Vice President and Chief Financial Officer, which extends through March 31, 2004. The agreement provided for minimum annual compensation and incentive compensation for repositioning the Company for sale or liquidation equal to an aggregate 4% of the excess, if any, of the fair market value of the cash and securities available to be distributed to the Company’s shareholders (or otherwise realized by the shareholders) over $10 million. Effective upon the closing of the Company’s merger agreement with Palisade, the employment agreement was amended to provide for the continuation of the minimum annual compensation and a signing bonus of $313,744. In addition, he is entitled to the payment of incentive compensation equal to an aggregate of 4% of the “eligible consideration” over and above $17,843,602. “Eligible consideration” is determined in the same manner as under the President and Chief Executive Officer’s employment agreement.

As a result of such amendments to the employment agreements, these officers received signing bonuses aggregating $1,113,744 on February 28, 2003. Additionally, as of March 31, 2003, the Company estimated that the management incentive compensation payable could aggregate $845,000. This amount (subject to quarterly adjustment) plus the $500,000 retention payments required to be made to the Company’s President and Chief Executive Officer is being amortized over the thirteen month period ending March 31, 2004.

19. Amendment to Edgewater Leasehold

In May 1999, the Company relocated its corporate headquarters and creative studios to a newly-constructed leased facility located at The Hudson River Pier, 115 River Road, Edgewater, New Jersey, which encompasses approximately 29,850 usable square feet or approximately 34,400 rentable square feet. As of December 31, 2002, the Company had subleased all of the space to three subtenants except for approximately 9,757 rentable square feet, a portion of which it was using for its corporate offices. In February 2003, the Company and its landlord amended the real estate lease to reduce the leased premises by 9,757 rentable square feet effective May 1, 2003 (See Note 22 below). Based upon the Company’s decision to relocate its corporate offices, the Company accelerated the depreciation of its leasehold

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

improvements related to the 9,757 square feet and recorded a $183,000 charge in the quarter ending March 31, 2003. The Company also sold furniture and fixtures located at the premises for $22,000 due in two equal monthly installment payments starting on May 1, 2003. This amount is reflected as an account receivable in the Company’s financial statements.

20. Income Taxes

Tax Refund Claim

The Company’s claim for a tax refund, estimated at $3,909,000 as of December 31, 2002, is based upon its capital loss generated from the sale of RIL, which can be carried back against capital gains recognized by the Company during the preceding three tax years. This tax benefit is dependent upon the Company’s tax basis in RIL which must be calculated under the IRS consolidated tax return regulations. These regulations are complex and require an analysis of the Company’s federal consolidated tax returns and related information over the period of time in which RIL has been a member of the Company’s consolidated tax group. The refund claim is potentially subject to audit and approval by the Internal Revenue Service. The estimated tax refund increased by $568,000 to $4,477,000 as of March 31, 2003 as a result of the Company’s taxable loss for such quarter.

Income Tax Provision

For the three months ending March 31, 2003, the Company had a loss before taxes of $1,638,000. The tax benefit for the period was $382,000 or approximately 23% of the loss for the period and consists of an expected federal income tax refund of $568,000 (34% of the loss), a decrease in deferred taxes during the period of $184,000 and state and local income taxes of $2,000. The effective tax rate on continuing operations during the three months ended March 31, 2002 was 34%.

21. Stock Purchase Agreement

On March 28, 2003, the Company entered into a stock purchase agreement with Palisade. The stock purchase agreement provides that Palisade will acquire 3,469,387 shares of New Refac Common Stock, at a price of $4.90 per share, or an aggregate price of $17 million. Following the completion of the stock purchase transaction, Palisade will own approximately 90% of the Company’s outstanding shares. The purpose of the stock purchase transaction is to provide the Company with additional capital for making acquisitions. The transaction is expected to close on May 19, 2003 or as soon thereafter as practicable.

22. Subsequent Events

New Leasehold

On May 1, 2003, the Company relocated its corporate office to One Bridge Plaza, Fort Lee, New Jersey. The new space, which encompasses approximately 1,185 rentable square feet, is being subleased from Palisade Capital Securities, L.L.C., an affiliate of Palisade. The lease extends until January 31, 2006 at an annual rate of $32,587 through January 31, 2005 and at an annual rate of $33,772 thereafter. The rent is subject to adjustment for increases in operating costs, real estate taxes and utility and energy costs.

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Appraisal Rights

In connection with the merger, stockholders holding 123,689 shares demanded appraisal rights in lieu of the merger consideration. Subsequently, stockholders holding 7,800 shares withdrew their demand for appraisal by accepting the merger consideration and, in April 2003, the Company settled with stockholders holding 113,280 of Old Refac Common Stock, by purchasing such shares for $594,720 or $5.25 per share. The Company then exchanged these shares for the merger consideration consisting of $407,808 and 22,656 shares of New Refac Common Stock. As of April 30, 2003, a holder of 2,609 shares still holds a right under Delaware law to seek a judicial appraisal of their shares to determine their “fair value”. Such fair value as determined by the Delaware court under Section 262 of the Delaware General Corporation Law can be more than, the same as, or less than, the consideration payable pursuant to the merger agreement. The fair value of these shares has not yet been determined.

REFAC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Results of Continuing Operations—Three Months Ended March 31, 2003

Revenues from continuing operations for the three months ended March 31, 2003 were $510,000 as compared to revenues of $626,000 for the same period in 2002. The Company sold its Heli-Coil, Dodge and Gough licensing properties during the quarter ended September 30, 2002. Thus, these properties, which accounted for $177,000 in the quarter ended March 31, 2002, did not contribute any licensing revenues during the 2003 period. Offsetting this decline were increases in other licensing revenues ($49,000) and interest and dividends ($12,000).

Revenues from continuing operations for the three months are summarized as follows:

	For the Three Months Ended March 30
Description	2003	2002

Revenues from licensing-related activities	88%	92%

Dividends and interest	12%	8%

Total	100%	100%

With the sale of the Heli-Coil, Dodge and Gough properties, the Company’s significant licensing properties are its agreements with Patlex Corporation (“Patlex”) and OXO International (“OXO”). The Company’s income from its contract with Patlex is variable and is based upon revenues derived by Patlex from the licensing of two laser patents, the first of which expires in November, 2004 and the second of which expires in May, 2005. While the amount of the income is uncertain and Patlex has not provided the Company with any projections, the Company currently estimates that it will have quarterly revenues of $270,000 through 2004 and $135,000 in 2005. The OXO Agreement provides for a royalty of $360,000 during 2003, after which no further royalties shall be payable. Other license agreements are expected to provide revenues of approximately $229,000, $213,000 and $211,000 during 2003, 2004 and 2005, respectively, after which the revenues will decrease significantly.

Expenses from the licensing of intellectual property rights consist principally of amounts paid to licensors at contractually stipulated percentages of the Company’s specific patent and product revenues and, in addition, includes expenses related to the administration, enforcement, maintenance and prosecution of patent, trademarks and license rights and related licenses. These expenses decreased by $76,000 for the three months ended March 31, 2003, due to a decrease in salaries and contractual payments to licensors. As a percentage of licensing revenues, these expenses were 6.4% and 18.1% in 2003 and 2002, respectively.

General and administrative expenses increased by $1,924,000 in the three month period ended March 31, 2003 as compared to the previous year. The increase is primarily due to expenses associated with the merger with Palisade ($429,000), management incentive

REFAC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

compensation ($884,000), accelerated depreciation of leasehold improvements ($183,000) and higher professional fees associated with the repositioning. Additionally, a portion of the Company’s remaining general and administrative expense was allocated to discontinued operations in 2002.

The Company does not expect the same level of expenditure from existing operations throughout the remainder of the year as the non-recurring expenses associated with the merger will be completed in the second quarter of 2003 and management incentive compensation will be amortized at approximately $310,000 per quarter throughout the balance of the year.

Income Tax Provision—For the three months ending March 31, 2003, the Company had a loss before taxes of $1,638,000. The tax benefit for the period was $382,000 or approximately 23% of the loss for the period and consists of an expected federal income tax refund of $568,000 (34% of the loss), a decrease in deferred taxes during the period of $184,000 and state and local income taxes of $2,000. The effective tax rate on continuing operations during the three months ended March 31, 2002 was 34%.

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

Liquidity and Capital Resources

Cash and cash equivalents, corporate bonds and U.S. Treasury Notes decreased by $998,000 from $3,330,000 at December 31, 2002 to $2,332,000 at March 31, 2003. The Company believes its liquidity position is adequate to meet all current and projected financial needs.

Operations required $1,358,000 of cash during the three months ended March 31, 2003 whereas during the same period in 2002 operations provided $305,000 of cash. Principal uses of net cash flows from operating activities for the three months ended March 31, 2003 were the payment of expenses related to the merger (which are non-recurring) and management incentive compensation which is expected to be lower in future periods.

Net cash provided by investing activities aggregated $450,000 during the three months ended March 31, 2003 principally from the maturity of investments being held to maturity as

REFAC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

compared to the same period in 2002 when $64,000 was used in investing activities for the purchase of fixed assets.

The Company has commitments under leases covering its facilities (see Notes to the Consolidated Financial Statements) and under a 1996 Retirement Agreement with its founder and former chief executive officer, which provides an annuity of $100,000 per annum during his life as well as medical and health benefits for him and his spouse during their lives. Provision was made for amounts payable under the Retirement Agreement in the Company’s 1996 financial statements based upon his then life expectancy. The following table reflects the unamortized balance of such liability as of March 31, 2003. Any payments beyond such amount will be treated as a current charge in the year made.

	Payments Due By Period
Contractual Obligations	Total	Less than one year	1-3 years	4–5 years	After 5 years

Operating lease Obligations	$3,413,000	$623,000	$1,473,000	$995,000	$322,000

Other long-term Obligations	$ 77,000	77,000	—	—	—

Management Incentive Compensation (see Note 18)	$1,346,000	$500,000	$ 846,000	—	—

The Company had no long term investments as of March 31, 2003; however, pursuant to the Company’s merger agreement with Palisade, it has restricted $4,723,000 of its investments being held to maturity to maintain the Contingent Fund (as defined in the merger agreement). This amount is being shown as a long-term asset on the balance sheet as the Payment Right is not determinable and payable until after June 30, 2005.

Critical Accounting Policies

Pursuant to the Company’s merger agreement with Palisade, the Company’s projected LDA is required for the calculation of the Payment Right, and the related Contingent Fund and temporary equity account as well as the management incentive compensation accrual. This calculation of LDA is dependent upon management’s judgments and estimates of the future operations of the Company’s activities at the time of the merger through June 30, 2005. Management continually revises these estimates based on changes in actual results as they occur. The LDA will be adjusted quarterly to the extent of any changes in the estimate. Any changes in the LDA will change the related Payment Right, Contingent Fund and management incentive compensation accrual.

REFAC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This document includes certain statements of the Company that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact. When used in this document, the words “expects,” “anticipates,” “estimates,” “plans,” “intends,” “projects,” “predicts,” “believes,” “may” or “should,” and similar expressions, are intended to identify forward-looking statements. These statements reflect the current view of the Company’s management with respect to future events. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements. Some of the aforementioned risks are further described in reports that the Company files with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q the Registrant’s principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of Registrant’s disclosure controls and procedure (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934 (the “Exchange Act”) ) and concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to Registrant’s management, including its officers, as appropriate to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Part II.    Other Information

Item 6.    Exhibit and Reports on Form 8-K

(a)	See Exhibit Index attached hereto.

(b)	Current Report on Form 8-K filed on January 24, 2003 announcing Amendment No. 3 to the merger agreement with Palisade Concentrated Equity Partnership, L.P. which provides for the merger of a Palisade subsidiary with Refac and amendments to employment agreements with executive officers.

(c)	Current Report on Form 8-K filed on February 28, 2003 announcing the completion of the Company’s merger with a subsidiary of Palisade Concentrated Equity Partnership, L.P. and the termination of its Rights Agreement with American Stock Transfer & Trust Company.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REFAC

May 15, 2003	/s/ ROBERT L. TUCHMAN
Robert L. Tuchman, President and Chief Executive Officer

May 15, 2003	/s/ RAYMOND A. CARDONNE, JR.
Raymond A. Cardonne, Jr., Vice President and Chief Financial Officer (Principal Financial Officer)

SECTION 302 CERTIFICATIONS

I, Robert L. Tuchman, Chief Executive Officer of Refac certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Refac (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ ROBERT L. TUCHMAN
Robert L. Tuchman Chief Executive Officer

I, Raymond A. Cardonne, Jr., Vice President and Chief Financial Officer of Refac, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Refac.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ RAYMOND A. CARDONNE, JR.
Raymond A. Cardonne, Jr. Chief Financial Officer

EXHIBIT INDEX

Exhibit No.

27	Note 1 to the Company’s Consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference.

99	Certification of CEO and CFO.