Form 10-Q
period 2003-06-30
REFAC
filed 2003-08-14
CIK 82788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-7704

REFAC

(Exact name of registrant as specified in its charter)

Delaware	13-1681234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

One Bridge Plaza, Suite 605

Fort Lee, New Jersey 07024-7102

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (201) 585-0600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X         No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes              No X

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, as of August 14, 2003 was 6,983,393.

REFAC

REFAC

CONDENSED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$607,000	$3,330,000
Royalties receivable	535,000	524,000
Accounts receivable, net	28,000	143,000
Notes receivable, current portion	244,000	296,000
Investments being held to maturity	28,346,000	11,714,000
Income taxes receivable	1,343,000	3,909,000
Prepaid expenses and other current assets	142,000	128,000
Deferred incentive compensation, current portion	346,000	—
Deferred income taxes, current portion	381,000	357,000

Total current assets	31,972,000	20,401,000

Property and equipment, net	884,000	1,184,000
Notes receivable	343,000	424,000
Deferred incentive compensation	586,000	1,666,000
Deferred income taxes	409,000	604,000
Restricted investments being held to maturity	4,791,000	—
Other assets	13,000	13,000

Total Assets	$38,998,000	$24,292,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$34,000	$109,000
Accrued expenses	519,000	411,000
Amounts payable under service agreements	—	78,000
Deferred incentive compensation, current portion	500,000	—
Deferred revenue	110,000	135,000
Other liabilities	123,000	123,000

Total current liabilities	1,286,000	856,000

Deferred incentive compensation	846,000	2,000,000
Other liabilities—deferred compensation	57,000	96,000
Temporary equity	4,791,000	—
Stockholders’ Equity
Common stock, $.10 par value; authorized 20,000,000 shares; issued 5,453,637 as of December 31, 2002	—	545,000
Common stock, $.001 par value; authorized 20,000,000 shares; issued 6,983,393 as of June 30, 2003	7,000	—
Additional paid-in capital	22,695,000	9,991,000
Retained earnings	9,840,000	25,043,000
Treasury stock, at cost	(159,000)	(13,874,000)
Receivable from issuance of common stock	(365,000)	(365,000)

Total stockholders’ equity	32,018,000	21,340,000

Total Liabilities and Stockholders’ Equity	$38,998,000	$24,292,000

See accompanying Notes to the unaudited condensed financial statements.

REFAC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Revenues
Licensing-related activities	$994,000	$1,250,000	$543,000	$671,000
Dividend and interest income	119,000	92,000	60,000	44,000

Total revenues	1,113,000	1,342,000	603,000	715,000

Costs and Expenses
Licensing-related activities	57,000	216,000	28,000	111,000
Selling, general and administrative expenses	2,992,000	396,000	873,000	201,000

Total costs and expenses	3,049,000	612,000	901,000	312,000

Income (loss) before provision for taxes on income	(1,936,000)	730,000	(298,000)	403,000
Provision (benefit) for taxes on income	(578,000)	248,000	(196,000)	137,000

Net income (loss) from continuing operations	(1,358,000)	482,000	(102,000)	266,000
Income (loss) from discontinued operations—net of taxes	28,000	(3,137,000)	19,000	(2,786,000)
Cumulative effect of change in accounting principle—net of $1,073,000 tax benefit	—	(2,083,000)	—	—

Net loss	($1,330,000)	($4,738,000)	($83,000)	($2,520,000)

Basic and diluted earnings (loss) per share:
From continuing operations	($0.31)	$0.13	($0.02)	$0.07
From discontinued operations	0.01	(0.83)	—	(0.73)
From cumulative effect of change in accounting principle	—	(0.55)	—	—

Net loss per share	($0.30)	($1.25)	($0.02)	($0.66)

Basic weighted average shares outstanding	4,429,875	3,795,469	5,151,811	3,795,769

Diluted weighted average shares outstanding	4,429,875	3,804,832	5,151,811	3,812,127

See accompanying Notes to the unaudited condensed financial statements.

REFAC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities
Net loss	($1,330,000)	($4,738,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	320,000	102,000
Inventory reserve	—	657,000
Loss on disposal of assets	—	27,000
Cumulative effect of changing method of accounting for goodwill	—	3,156,000
Additional impairment of goodwill	—	2,811,000
Impairment of long-lived assets	—	51,000
Deferred retirement expense	(38,000)	(104,000)
Deferred income taxes	171,000	(2,487,000)
Compensation expense related to director options	48,000	—
Loss on sale of assets	2,000	—
Cost to settle claim for appraisal rights	29,000	—
(Increase) decrease in assets:
Royalties receivable	(11,000)	54,000
Accounts receivable	115,000	1,426,000
Income taxes receivable	2,566,000	—
Prepaid expenses and other current assets	(14,000)	211,000
Inventory	—	593,000
Other assets	—	87,000
Deferred incentive compensation	734,000	27,000
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	33,000	(488,000)
Amounts payable under service agreements	(78,000)	(187,000)
Deferred revenue	(25,000)	(276,000)
Liabilities held for sale	—	10,000
Deferred incentive compensation payable	(654,000)	—

Net cash provided by operating activities	1,868,000	932,000

Cash Flows from Investing Activities
Notes receivable	133,000	—
Purchase of investments being held to maturity	(21,423,000)	(6,447,000)
Purchases of fixed assets	(24,000)	(10,000)
Proceeds from sale of assets	2,000	—

Net cash used in investing activities	(21,312,000)	(6,457,000)

Cash Flows from Financing Activities
Stock issuance	16,869,000	—
Appraisal settlement	(187,000)	—
Proceeds from exercise of stock options	39,000	3,000

Net cash provided by financing activities	16,721,000	3,000

Net decrease in cash and cash equivalents	(2,723,000)	(5,522,000)

Cash and cash equivalents at beginning of period	3,330,000	8,690,000

Cash and cash equivalents at end of period	$607,000	$3,168,000

See accompanying Notes to the unaudited condensed financial statements.

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Refac (the “Company”) at June 30, 2003, and the results of its operations and its cash flows for interim periods presented.

2.    On March 22, 2002, the Company announced that it was repositioning itself for sale or liquidation. Since that date, the Company has disposed of its operating segments with the exception of its licensing business and it has limited the operations of that segment to managing certain existing license agreements and related contracts. Currently, the Company’s operating assets principally consist of cash, government securities, accounts receivable, notes receivable, contract rights receivable, agreements related to its licensing business and its leasehold. Since December 31, 2002, the Company has not had any subsidiary corporations. The statements of operations for the periods reflect the restatement for discontinued operations.

3.    On August 19, 2002, the Company entered into a merger agreement with Palisade Concentrated Equity Partnership, L.P. (“Palisade”), which provided for the merger of a Palisade subsidiary with the Company. On February 28, 2003, the Company’s shareholders adopted the merger agreement, as amended, and the merger was consummated. See Note 17.

4.    The accounting policies followed by the Company are set forth in Note l to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference.

5.    The results of operations for the three and six month periods ended June 30, 2003 are not indicative of the results to be expected for the full year as certain expenses associated with the Company’s merger and repositioning, which were completed in the first half, are nonrecurring.

6.    The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25. Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans are granted with an exercise price at least equal to the fair market value on the date of the grant. The following table presents the effect on the Company’s net earnings and earnings per share for the six and three month periods ended June 30, 2003 and 2002 had it adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation”.

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
Description	2003	2002	2003	2002
Net loss, as reported	($1,330,000)	($4,738,000)	($83,000)	($2,520,000)
Less: Total stock-based employee compensation expense determined under fair value based on methods for awards granted, modified, or settled, net of related tax effect	(94,000)	(147,000)	(62,000)	(45,000)
Add: Additional compensation expense for modification of non-employee director stock options	48,000	—	—	—
Proforma net loss	($1,376,000)	($4,885,000)	($145,000)	($2,565,000)
Loss per share, as reported
Basic	($0.30)	($1.25)	($0.02)	($0.66)
Diluted	($0.30)	($1.25)	($0.02)	($0.66)
Proforma loss per share
Basic	($0.31)	($1.29)	($0.03)	($0.68)
Diluted	($0.31)	($1.28)	($0.03)	($0.67)

In May, 2003, the Company granted 110,000 options to non-employee directors. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. There were no options granted in 2002.

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.    The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, “Earnings Per Share”.

	Six Months Ended June 30,		Three Months Ended June 30,
Description	2003	2002	2003	2002
Basic shares	4,429,875	3,795,469	5,151,811	3,795,769
Dilution: stock options and warrants	—	9,363	—	16,358
Diluted shares	4,429,875	3,804,832	5,151,811	3,812,127
Income (loss) from continuing operations	($1,358,000)	$482,000	($102,000)	$266,000
Basic earnings (loss)	($0.31)	$0.13	($0.02)	$0.07
Diluted earnings (loss)	($0.31)	$0.13	($0.02)	$0.07

There are approximately 10,768 and 2,321 options excluded from the earnings per share computation for the six and three month periods ended June 30, 2003, respectively, since their effect would be anti-dilutive.

8.    In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company’s Creative Consulting Services and Manufacture and Marketing of Consumer Products groups, both of which were disposed of during 2002, are included in the statement of operations as discontinued operations, net of taxes.

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

9.    Business Combinations and Intangible Assets—Accounting for Goodwill

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, “Business Combinations” and in July 2001, SFAS 142, “Goodwill and Other Intangible Assets.” These standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

goodwill. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are now subject to at least an annual assessment for impairment by applying a fair value based test. The Company adopted SFAS 142 as of January 1, 2002 and in compliance therewith discontinued the amortization of goodwill. With the sale of the Company’s Creative Consulting Services and Manufacture and Marketing of Consumer Products Groups in the third quarter of 2002, the Company no longer has any goodwill on its balance sheet.

During the quarter ended June 30, 2002, the Company completed the steps required to assess the carrying value of goodwill existing at January 1, 2002. As a result, a non-cash charge of $3,156,000, or ($0.83) per share was recorded as a cumulative effect of change in accounting principle in the six months ended June 30, 2002 statement of operations. At June 30, 2002, the Company designated the Creative Consulting Services and Manufacture and Marketing of Consumer Products segments as Assets Held for Sale under provisions of SFAS 144. Based on the actual terms of the sale of the Graphic Design Group, which took place on August 5, 2002, and terms that were discussed with a nonaffiliated potential buyer of the Product Design Group, the Company determined the fair values of the reporting units were less than the book values and recorded a goodwill impairment charge of $2,811,000 in the fiscal quarter ended June 30, 2002. The Company has recorded this impairment charge, net of tax benefits, in losses from discontinued operations during the fiscal quarter ended June 30, 2002. The Company subsequently sold the Product Design Group on

September 20, 2002.

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

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In connection with SFAS 144, the following table summarizes the revenues and pretax loss for the six and three month periods ended June 30, 2002 of the discontinued operations:

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

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

13.    Sale of Licensing-Related Assets

On August 19, 2002, Refac International, Ltd. (“RIL”) sold its Gough licensing property and royalties receivable to Gough Holdings (Engineering), Ltd. for $450,000, payable in five semi-annual installments, without interest, commencing September 30, 2002. As of June 30, 2003, the unpaid balance of this note receivable is reflected on the Company’s financial statements at $292,000, which represents its present value using a 6% discount rate.

On August 19, 2002, RIL sold its Heli-Coil and Dodge licensing rights, related sublicense agreements and monies due thereunder after June 30, 2002 to Newfrey LLC (formerly Emhart LLC) for $4,000,000. The proceeds from this sale were received in August 2002.

14.    OXO International

On September 20, 2002, RIL amended its agreement with OXO International (“OXO”), a division of World Kitchen, Inc. This amendment, which was approved by the court overseeing OXO’s bankruptcy, provides for payments to the Company of $550,000 of which $10,000 is for past due royalties; $180,000 for royalties for the six month period ending December 31, 2002 and $360,000 for royalties for the year ending December 31, 2003. As of June 30, 2003, the Company had received $306,000 pursuant to the amended agreement.

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.    Sale of the Product Design Group

On September 20, 2002, RIL sold its Product Design Group to Product Genesis, LLC for a variable purchase price based upon 2½% of net revenues up to an aggregate of $300,000. Due to the uncertainties of collection of the purchase price, the Company has not allocated any cost basis to this contract right and will record any monies that it may receive from Product Genesis, LLC with respect thereto as income from such discontinued operations. The Company received $9,000 in each of the quarters ended March 31, 2003 and June 30, 2003. The Company also entered into a sublease with Product Genesis, LLC for 9,574 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. The rent for the entire term of the sublease is $1,721,830. In connection with the sale of the Product Design Group, the Company recorded a book loss of approximately $274,000 in the third quarter of 2002.

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

17.    Accounting Treatment of Merger

On February 28, 2003, the Company completed a merger with a wholly-owned subsidiary of Palisade. Under the terms of the merger, for each share of the Company’s common stock, par value $.10 per share (“Old Refac Common Stock”), owned immediately prior to the effective time of the merger, stockholders (other than Palisade and stockholders who properly exercised appraisal rights) received or are expected to receive (i) $3.60 in cash, (ii) 0.2 shares of common stock, par value $.001 per share (“New Refac Common Stock”), and (iii) the non-transferable right (the “Payment Right”) to sell the shares of the New Refac Common Stock to the Company for a price (the “Payment Amount”) which depends upon the Company’s liquid distributable assets (“LDA”) as of June 30, 2005. This right to sell the shares is limited to stockholders who hold their shares until the amount of liquid distributable assets at June 30, 2005 is determined.

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As the Payment Right represents a non-transferable right of shareholders to sell to the Company their shares of New Refac Common Stock received in the merger for cash, the estimated Payment Amount ($7.10 per share as of June 30, 2003) has been reflected on the balance sheet as temporary equity with a similar amount reducing additional paid-in capital. Subsequent changes in the estimated Payment Amount through June 30, 2005, computed on a quarterly basis, will increase or decrease the temporary equity amount with an offsetting increase or decrease in additional paid-in capital.

Pursuant to the merger agreement with Palisade, the Company has restricted a portion of its investments being held to maturity to maintain the Contingent Fund (as defined in the merger agreement) reserved to pay the Payment Amount.

18.    Employment Agreements and Management Incentive Compensation

The Company’s employment agreement with its President and Chief Executive Officer extends through March 31, 2004. The agreement provided for minimum annual compensation and incentive compensation for repositioning the Company for sale or liquidation equal to an aggregate 16% of the excess, if any, of the fair market value of the cash and securities available to be distributed to the Company’s shareholders (or otherwise realized by the shareholders) over $10 million. Effective upon the closing of the Company’s merger agreement with Palisade on February 28, 2003, the employment agreement was restated and amended to provide for the continuation of the minimum annual compensation, a signing bonus of $800,000 and retention payments of $100,000 on January 1, 2004, $200,000 on February 28, 2004 and $200,000 on March 31, 2004, provided that he is employed by the Company at the time such payments become due. In addition, he is entitled to incentive compensation equal to an aggregate of 16% of the “eligible consideration” over and above $17,843,602. “Eligible consideration” is defined as the sum of the following:

•	the liquid distributable assets of the Company as of June 30, 2005, as calculated under the merger agreement, plus

•	the signing bonus, retention and incentive compensation payments paid or payable to him and the signing bonus and incentive compensation payments paid or payable to the Company’s Vice President as a result of the merger.

On March 21, 2002, the Company entered into an employment agreement with its Vice President and Chief Financial Officer, which extends through March 31, 2004. The agreement provided for minimum annual compensation and incentive compensation for repositioning the Company for sale or liquidation equal to an aggregate 4% of the excess, if any,

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As a result of such amendments to the employment agreements, these officers received signing bonuses aggregating $1,113,744 on February 28, 2003. Additionally, as of June 30, 2003, the Company estimated that the management incentive compensation payable could aggregate $846,000. This amount (subject to quarterly adjustment) plus the $500,000 retention payments required to be made to the Company’s President and Chief Executive Officer is being amortized over the thirteen month period ending March 31, 2004.

19.    Amendment to Edgewater Leasehold

In May 1999, the Company relocated its corporate headquarters and creative studios to a newly-constructed leased facility located at The Hudson River Pier, 115 River Road, Edgewater, New Jersey, which encompasses approximately 29,850 usable square feet or approximately 34,400 rentable square feet. As of December 31, 2002, the Company had subleased all of the space to three subtenants except for approximately 9,757 rentable square feet, a portion of which it was using for its corporate offices. In February 2003, the Company and its landlord amended the real estate lease to reduce the leased premises by 9,757 rentable square feet effective May 1, 2003 (See Note 22 below). Based upon the Company’s decision to relocate its corporate offices, the Company accelerated the depreciation of its leasehold improvements related to the 9,757 square feet and recorded a $183,000 charge in the quarter ending March 31, 2003 and a $91,000 charge in the quarter ending June 30, 2003. The Company also sold furniture and fixtures located at the premises for $22,000.

20.    Income Taxes

Tax Refund

During the three months ended June 30, 2003, the Company filed its consolidated federal income tax return, together with an application for a quick refund of taxes from the carrying back of the net capital loss related to its sale of RIL and its net operating loss. As a result, the Company received refund checks of $3,665,682 in June 2003 and $588,724 in July 2003. It should be noted that the payment of the requested refund does not mean that IRS has accepted the Company’s application as correct. The Company remains subject to IRS audit and should there be an assessment for any amounts determined to have been erroneously refunded, interest would be payable on the amount assessed. While the Company believes that its tax return and refund claim are correct, the calculation of the Company’s tax basis in RIL is subject to complex

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

IRS regulations and the Company has established a reserve pending the passage of the statute of limitations or the outcome of any audit that IRS may initiate.

Income Tax Provision

For the six months ending June 30, 2003, the Company had a loss before taxes of $1,936,000 and a tax benefit of $578,000 or approximately 30% of the loss for the period. This tax benefit consists of expected federal income tax refunds of $689,000, a decrease in deferred taxes during the period of $167,000 and net state and local income tax refunds of $56,000. The effective tax rate on continuing operations during the six months ended June 30, 2002 was 34%.

21.    Stock Purchase Agreement

On March 28, 2003, the Company entered into a stock purchase agreement with Palisade. The Palisade stock purchase transaction closed on May 19, 2003. On such date, Palisade acquired 3,469,387 shares of New Refac Common Stock, at a price of $4.90 per share, or an aggregate price of $17 million. Following the completion of the stock purchase transaction, Palisade owns approximately 90% of the Company’s outstanding shares. The purpose of the stock purchase transaction was to provide the Company with additional capital for making acquisitions.

22.    New Leasehold

On May 1, 2003, the Company relocated its corporate office to One Bridge Plaza, Fort Lee, New Jersey. The new space, which encompasses approximately 1,185 rentable square feet, is being subleased from Palisade Capital Securities, L.L.C. (“PCS”), an affiliate of Palisade. The lease extends until January 31, 2006 at an annual rate of $32,587 through January 31, 2005 and at an annual rate of $33,772 thereafter. The rent is subject to adjustment for increases in operating costs, real estate taxes and utility and energy costs. The Company is subleasing these premises from PCS at the same rate PCS is being charged under its lease and, in the opinion of the Company, the rent is consistent with asking rates for the building at the time it entered into the sublease.

23.    Appraisal Settlement

In April 2003, the Company settled a claim with dissenting stockholders who had demanded appraisal rights in connection with the Company’s merger with a subsidiary of Palisade. Under the terms of the settlement, the Company purchased the 113,280 shares of Old Refac Common Stock held by such dissenting stockholders for $594,720 or $5.25 per share. The Company then exchanged these shares for the merger consideration consisting of $407,808 and 22,656 shares of New Refac Common Stock. As of June 30, 2003, no other stockholders have appraisal rights with respect to this merger.

REFAC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

24.    Wrench versus Taco Bell Litigation

By Agreement, dated as of January 31, 2002, the Company and Ms. Arlene Scanlan, who was then President of Refac Licensing, Inc. (“RL”), agreed to a termination of her employment agreement and stock options and to a conveyance of her 19% interest in RL to the Company. This termination agreement also requires Ms. Scanlan to pay the Company 50% of the first $3,000,000 that she, or any entity controlled by her, may receive relating to a certain lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. which was filed in the United States District Court for the Western District of Michigan. On June 4, 2003 the jury awarded $30 million to the plaintiffs. Based upon Ms. Scanlan’s interest in this judgment, when and if the judgment is paid, the Company would be entitled to the maximum of $1,500,000. While YUM! Brands, Inc. (“YUM”), which owns Taco Bell, recorded a charge of $35 million (including pre-judgment interest) during the quarter ended June 14, 2003, it maintains that the plaintiff’s claims are without merit and is appealing the verdict. Due to the uncertainty as to the ultimate outcome of this litigation, the Company has not accrued any income with respect thereto.

25.    Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have an effect on the Company’s financial statements.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Continuing Operations

Revenues from continuing operations for the six months ended June 30, 2003 were $1,113,000 as compared to revenues of $1,342,000 for the same period in 2002. The Company sold its Heli-Coil, Dodge and Gough licensing properties during the quarter ended September 30, 2002. Thus, these properties, which accounted for $432,000 in the six months ended June 30, 2002, did not contribute any licensing revenues during the 2003 period. Offsetting this decline were increases in other licensing revenues ($176,000) and interest and dividends ($27,000).

Revenues from continuing operations for the three months ended June 30, 2003 were $603,000 as compared to revenues of $715,000 for the same period in 2002. The Heli-Coil, Dodge and Gough licensing properties, which accounted for $256,000 in the quarter ended June 30, 2002, did not contribute any licensing revenues during the 2003 period. Offsetting this decline were increases in other licensing revenues ($128,000) and interest and dividends ($16,000).

Revenues from continuing operations for the six and three months are summarized as follows:

	For the Six Months Ended June 30		For the Three Months Ended June 30
Description	2003	2002	2003	2002
Revenues from licensing-related activities	89%	93%	90%	94%
Dividends and interest	11%	7%	10%	6%
Total	100%	100%	100%	100%

With the sale of the Heli-Coil, Dodge and Gough properties, the Company’s significant licensing properties are its agreements with Patlex Corporation (“Patlex”) and OXO International (“OXO”). The Company’s income from its contract with Patlex is variable and is based upon revenues derived by Patlex from the licensing of two laser patents, the first of which expires in November 2004 and the second of which expires in May 2005. While the amount of the income is uncertain and Patlex has not provided the Company with any projections, the Company currently estimates that it will have quarterly revenues of approximately $270,000 through 2004 and $135,000 in 2005. The OXO Agreement provides for a royalty of $360,000 during 2003, after which no further royalties shall be payable. Other license agreements are expected to provide gross revenues of approximately $230,000, $210,000 and $210,000 during 2003, 2004 and 2005, respectively, after which the revenues will decrease significantly.

Expenses from the licensing of intellectual property rights consist principally of amounts paid to licensors at contractually stipulated percentages of the Company’s specific patent and product revenues and, in addition, includes expenses related to the administration, enforcement, maintenance and prosecution of patent, trademarks and license rights and related licenses. These expenses decreased by $159,000 for the six months ended June 30, 2003, due to a decrease in salaries and contractual payments to licensors. As a percentage of licensing revenues, these expenses were 5.7% and 17.3% in 2003 and 2002, respectively. Expenses related to the licensing of intellectual property rights decreased $83,000 for the three months ended June 30, 2003. The expense decrease was primarily due to a decrease in salaries and contractual payments to licensors.

General and administrative expenses increased by $2,596,000 in the six month period ended June 30, 2003 as compared to the previous year. The increase is primarily due to expenses associated with the merger with a wholly-owned subsidiary of Palisade ($484,000), amortization of management incentive compensation ($1,195,000) and accelerated depreciation of leasehold improvements ($274,000). Additionally, a portion of the Company’s remaining general and administrative expense was allocated to discontinued operations in 2002.

General and administrative expenses increased by $672,000 in the three month period ended June 30, 2003 as compared to the previous year. The increase is primarily due to expenses associated with the merger with a wholly-owned subsidiary of Palisade ($55,000), amortization of management incentive compensation ($311,000) and accelerated depreciation of leasehold improvements ($91,000). Additionally, a portion of the Company’s remaining general and administrative expense was allocated to discontinued operations in 2002.

The Company does not expect the same level of expenditures from existing operations throughout the remainder of the year as the non-recurring expenses associated with the merger were completed in the second quarter of 2003.

Income Tax Provision — For the six months ending June 30, 2003, the Company had a loss before taxes of $1,936,000 and a tax benefit of $578,000 or approximately 30% of the loss for the period. This tax benefit consists of expected federal income tax refunds of $689,000, a decrease in deferred taxes during the period of $167,000 and net state and local income tax refunds of $56,000. The effective tax rate on continuing operations during the six months ended June 30, 2002 was 34%.

Results of Discontinued Operations — In furtherance of its plan to reposition itself for sale or liquidation, the Company sold its Creative Consulting Services and Manufacture and Marketing of Consumer Products groups in the third quarter of 2002. Net income from discontinued operations includes income from Product Genesis, LLC (See Note 15) and the recovery of a bad debt.

Inflation — The Company’s income from licensing operations has not in the past been materially affected by inflation. Income from current licensing activities is derived from domestic sources only.

Liquidity and Capital Resources

Cash and cash equivalents, corporate bonds and U.S. Treasury Notes decreased by $2,723,000 from $3,330,000 at December 31, 2002 to $607,000 at June 30, 2003. The Company believes its liquidity position is adequate to meet all its current and anticipated financial needs.

Operations provided $1,868,000 of cash during the six months ended June 30, 2003 whereas during the same period in 2002 operations provided $932,000 of cash. The principal source of net cash flows from operating activities for the six months ended

June 30, 2003 was the realization of part of the income tax refund due to the Company.

Net cash used in investing activities aggregated $21,312,000 during the six months ended June 30, 2003 principally for the purchase of investments being held to maturity as compared to the same period in 2002 when $6,457,000 was used in investing activities principally for the purchase of investments being held to maturity.

Net cash provided by financing activities was $16,721,000 during the six months ended June 30, 2003 principally from the Stock Purchase Agreement with Palisade (see Note 21) as compared to the same period in 2002 when $3,000 was provided from the exercise of 1,250 stock options.

The Company has commitments under leases covering its facilities (see Notes to the Consolidated Financial Statements) and under a 1996 Retirement Agreement with its founder and former chief executive officer, which provides an annuity of $100,000 per annum during his life as well as medical and health benefits for him and his spouse during their lives. Provision was made for amounts payable under the Retirement Agreement in the Company’s 1996 financial statements based upon his then life expectancy. The following table reflects the unamortized balance of such liability as of June 30, 2003. Any payments beyond such amount will be treated as a current charge in the year made.

	Payments Due By Period
Contractual Obligations	Total	Less than one year	1 – 3 years	4 – 5 years	After 5 years
Operating lease Obligations	$3,337,000	$556,000	$1,522,000	$1,021,000	$238,000
Other long-term Obligations	$57,000	57,000	—	—	—
Management Incentive Compensation (see Note 18)	$1,346,000	500,000	846,000	—	—

The Company had no long-term investments as of June 30, 2003; however, pursuant to the Company’s merger agreement with Palisade, it has restricted $4,791,000 of its investments being held to maturity to maintain the Contingent Fund (as defined in the merger agreement). This amount is being shown as a long-term asset on the balance sheet as the Payment Right is not determinable and payable until after June 30, 2005.

Critical Accounting Policies

Pursuant to the Company’s merger agreement with Palisade, the Company’s projected LDA is required for the calculation of the Payment Right, and the related Contingent Fund and temporary equity account as well as the management incentive compensation accrual. This calculation of LDA is dependent upon management’s judgments and estimates of the future operations of the Company’s activities at the time of the merger through June 30, 2005. Management continually revises these estimates based on changes in actual results as they occur. The LDA will be reviewed quarterly and adjusted to the extent of any changes in the estimate. Any changes in the LDA will change the related Payment Right, Contingent Fund and management incentive compensation accrual.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q the Registrant’s principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of Registrant’s disclosure controls and procedure (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) ) and concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to Registrant’s management, including its officers, as appropriate to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On May 19, 2003, the Company sold and issued 3,469,387 shares of its common stock to Palisade Concentrated Equity Partnership, L.P. (“Palisade”), at a price of $4.90 per share, or an aggregate price of $17 million, pursuant to the Stock Purchase Agreement, dated as of March 28, 2003, between the Company and Palisade. The purpose of the stock purchase transaction was to provide the Company with additional capital for making acquisitions.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 19, 2003 to elect two Class 1 directors, each to hold office for a term of 3 years, and to approve the 2003 Stock Incentive Plan of the Company. Both director nominees were elected. The number of votes for each nominee is set forth below:

Name of Director Nominee	Number of Shares Voted For	Number of Shares Withheld
Clark A. Johnson	3,336,029	67,635
Mark N. Kaplan	3,366,265	67,399

Richard S. Meisenberg and Robert L. Tuchman, the Class 2 directors, and Mark S. Hoffman, Melvin Meskin, and Jeffrey D. Serkes, the Class 3 directors, have terms which expire in 2004 and 2005, respectively. Accordingly, these directors were not up for re-election at the meeting and their term of office continued after the meeting. Subsequently, in August 2003, Mr. Meisenberg resigned from the Board of Directors.

In addition, the 2003 Stock Incentive Plan of the Company was approved at the Annual Meeting of Stockholders. The following votes were cast on the proposal to adopt the 2003 Stock Incentive Plan.

Number of Shares
For	Against	Abstained	Unvoted
2,989,851	165,761	1,463	276,589

Under the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) entered into on March 28, 2003 between Palisade and the Company, the Company agreed to sell Palisade 3,469,387 newly issued shares of Common Stock for a purchase price of $4.90 per share, or an aggregate purchase price of $17 million. Palisade, acting in its capacity of the holder of approximately 80.3% of the Company’s outstanding Common Stock, approved: (a) the issuance and sale of 3,469,387 shares of Common Stock by the Company to Palisade for a price of $4.90 per share, or an aggregate price of $17 million, pursuant to the Stock Purchase Agreement and (b) the form, terms and provisions of the Stock Purchase Agreement. In connection therewith, the Company mailed to its stockholders an Information Statement in accordance with Regulation 14C under the Securities Act. Upon fulfilling the time requirement of such notice, the transaction closed on May 19, 2003.

Item 6. Exhibit and Reports on Form 8-K

(a)	EXHIBIT INDEX

Exhibit No.

27	Note 1 to the Company’s Consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference.

31	Certification pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Current Report on Form 8-K filed on May 20, 2003 announcing the Company issued and sold 3,469,387 shares of its common stock to Palisade Concentrated Equity Partnership, L.P., at a price of $4.90 per share, or an aggregate price of $17 million, pursuant to the Stock Purchase Agreement, dated as of March 28, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REFAC

August 14, 2003	/s/ Robert L. Tuchman
Robert L. Tuchman, President and
Chief Executive Officer

August 14, 2003	/s/ Raymond A. Cardonne, Jr.
Raymond A. Cardonne, Jr., Vice President
and Chief Financial Officer
(Principal Financial Officer)