Form 10-Q
period 2003-09-30
REFAC
filed 2003-11-12
CIK 82788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, as of November 10, 2003 was 6,983,393.

REFAC

REFAC

CONDENSED BALANCE SHEETS

	September 30, 2003	December 31, 2002*
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$848,000	$3,330,000
Royalties receivable	357,000	524,000
Accounts receivable, net	45,000	143,000
Notes receivable, current portion	352,000	296,000
Investments being held to maturity	29,073,000	11,714,000
Income taxes receivable	641,000	3,909,000
Prepaid expenses and other current assets	137,000	128,000
Deferred incentive compensation, current portion	553,000	—
Deferred income taxes, current portion	397,000	357,000

Total current assets	32,403,000	20,401,000

Property and equipment, net	858,000	1,184,000
Notes receivable	221,000	424,000
Deferred incentive compensation	68,000	1,666,000
Deferred income taxes	430,000	604,000
Restricted investments being held to maturity	4,765,000	—
Other assets	13,000	13,000

Total Assets	$38,758,000	$24,292,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,000	$109,000
Accrued expenses	475,000	411,000
Amounts payable under service agreements	—	78,000
Deferred incentive compensation, current portion	300,000	—
Deferred revenue	59,000	135,000
Other liabilities	150,000	219,000

Total current liabilities	995,000	952,000

Deferred incentive compensation	1,046,000	2,000,000
Temporary Equity	4,765,000	—
Stockholders’ Equity
Common stock, $.10 par value; authorized 20,000,000 shares; issued 5,453,637 as of December 31, 2002	—	545,000
Common stock, $.001 par value; authorized 20,000,000 shares; issued 6,983,393 as of September 30, 2003	7,000	—
Additional paid-in capital	22,720,000	9,991,000
Retained earnings	9,748,000	25,043,000
Treasury stock, at cost	(158,000)	(13,874,000)
Receivable from issuance of common stock	(365,000)	(365,000)

Total stockholders’ equity	31,952,000	21,340,000

Total Liabilities and Stockholders’ Equity	$38,758,000	$24,292,000

See accompanying Notes to the unaudited condensed financial statements.

*	Certain prior period amounts have been reclassified to conform to current presentations.

REFAC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Revenues
Licensing-related activities	$346,000	$337,000	$1,340,000	$1,587,000
Gains on sale of licensing rights and intellectual properties	—	4,374,000	—	4,374,000
Dividend and interest income	102,000	129,000	221,000	221,000

Total revenues	448,000	4,840,000	1,561,000	6,182,000

Costs and Expenses
Licensing-related activities	30,000	73,000	87,000	289,000
Selling, general and administrative expenses	594,000	829,000	3,586,000	1,225,000

Total costs and expenses	624,000	902,000	3,673,000	1,514,000

Income (loss) before provision for taxes on income	(176,000)	3,938,000	(2,112,000)	4,668,000
Provision (benefit) for taxes on income	(80,000)	1,518,000	(658,000)	1,766,000

Net income (loss) from continuing operations	(96,000)	2,420,000	(1,454,000)	2,902,000
Income (loss) from discontinued operations - net of taxes	4,000	(848,000)	32,000	(3,985,000)
Cumulative effect of change in accounting principle - net of $1,073,000 tax benefit	—	—	—	(2,083,000)

Net income (loss)	$(92,000)	$1,572,000	$(1,422,000)	$(3,166,000)

Basic and diluted earnings (loss) per share:
From continuing operations	$(0.01)	$0.63	$(0.28)	$0.76
From discontinued operations	—	(0.22)	0.01	(1.04)
From cumulative effect of change in accounting principle	—	—	—	(0.55)

Net income (loss) per share	$(0.01)	$0.41	$(0.27)	$(0.83)

Basic weighted average shares outstanding	6,983,393	3,812,294	5,290,402	3,801,170

Diluted weighted average shares outstanding	6,983,393	3,827,849	5,290,402	3,813,057

See accompanying Notes to the unaudited condensed financial statements.

REFAC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002*
Cash Flows from Operating Activities	$2,796,000	$6,099,000

Cash Flows from Investing Activities
Notes receivable	147,000	(670,000)
Purchase of investments being held to maturity	(22,124,000)	(8,918,000)
Purchase and sale of fixed assets	(22,000)	12,000

Net cash used in investing activities	(21,999,000)	(9,576,000)

Cash Flows from Financing Activities
Stock issuance	16,869,000	—
Appraisal settlement	(187,000)	—
Proceeds from other financing activities	39,000	17,000

Net cash provided by financing activities	16,721,000	17,000

Net decrease in cash and cash equivalents	(2,482,000)	(3,460,000)

Cash and cash equivalents at beginning of period	3,330,000	8,687,000

Cash and cash equivalents at end of period	$848,000	$5,227,000

See accompanying Notes to the unaudited condensed financial statements.

*	Certain prior period amounts have been reclassified to conform to current presentations.

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Refac (the “Company”) at September 30, 2003, and the results of its operations and its cash flows for interim periods presented.

2. On March 22, 2002, the Company announced that it was repositioning itself for sale or liquidation. Since that date, the Company has disposed of its operating segments with the exception of its licensing business and it has limited the operations of that segment to managing certain existing license agreements and related contracts. Currently, the Company’s operating assets principally consist of cash, government securities, accounts receivable, notes receivable, income taxes receivable, contract rights receivable, agreements related to its licensing business and its leasehold. Since December 31, 2002, the Company has not had any subsidiary corporations. The statements of operations for the periods reflect the restatement for discontinued operations.

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

5. The results of operations for the three and nine month periods ended September 30, 2003 are not indicative of the results to be expected for the full year as certain expenses associated with the Company’s merger and repositioning, which were completed in the first half of 2003, are nonrecurring.

6. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25. Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans are granted with an exercise price at least equal to the fair market value on the date of the grant. The following table presents the effect on the Company’s net earnings and earnings per share for the nine and three month periods ended September 30, 2003 and 2002 had it adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2003	2002	2003	2002
Net income (loss), as reported	$(92,000)	$1,572,000	$(1,422,000)	$(3,166,000)
Less: Total stock-based employee compensation expense determined under fair value based on methods for awards granted, modified, or settled, net of related tax effect	(20,000)	(37,000)	(113,000)	(184,000)
Add: Additional compensation expense included in net income for modification of non-employee director stock options	—	—	48,000	—
Proforma net income (loss)	$(112,000)	$1,535,000	$(1,487,000)	$(3,350,000)
Income (loss) per share, as reported
Basic	$(0.01)	$(0.41)	$(0.27)	$(0.83)
Diluted	$(0.01)	$(0.41)	$(0.27)	$(0.83)
Proforma income (loss) per share
Basic	$(0.02)	$(0.40)	$(0.28)	$(0.88)
Diluted	$(0.02)	$(0.40)	$(0.28)	$(0.88)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2003	2002	2003	2002
Basic shares	6,983,393	3,812,294	5,290,402	3,801,170

Dilution: stock options and warrants	—	15,555	—	11,887

Diluted shares	6,983,393	3,827,849	5,290,402	3,813,057

Income (loss) from continuing operations	$(96,000)	$2,420,000	$(1,454,000)	$2,902,000

Basic earnings (loss)	$(0.01)	$0.63	$(0.27)	$0.76

Diluted earnings (loss)	$(0.01)	$0.63	$(0.27)	$0.76

There are 5,617 and 9,051 options excluded from the earnings per share computation for the three and nine month periods ended September 30, 2003, respectively, since their effect would be anti-dilutive.

8. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Company’s Creative Consulting Services and Manufacture and Marketing of Consumer Products groups, both of which were disposed of during 2002, are included in the statement of operations as discontinued operations, net of taxes.

The Company’s operations in the licensing of intellectual property rights are not considered held for sale because of the Company’s intent to manage certain outstanding licensing-related agreements through their termination. While the Company’s licensing operations are still considered a continuing business, it has not undertaken any new technology licensing projects during the current or preceding four fiscal years and it is unlikely that it will undertake any such projects in the future. The statement of operations reflects the results of the licensing of intellectual property rights in its results of continuing operations.

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

During the quarter ended June 30, 2002, the Company completed the steps required to assess the carrying value of goodwill existing at January 1, 2002. As a result, a non-cash charge of $2,083,000, net of tax, or ($0.83) per share was recorded as a cumulative effect of change in accounting principle in the statement of operations for the six months ended June 30, 2002. At June 30, 2002, the Company designated the Creative Consulting Services and Manufacture and Marketing of Consumer Products segments as Assets Held for Sale under provisions of SFAS 144. Based on the actual terms of the sale of the Graphic Design Group, which took place on August 5, 2002, and terms that were discussed with a nonaffiliated potential buyer of the Product Design Group, the Company determined the fair values of the reporting units were less than the book values and recorded a goodwill impairment charge of $2,811,000 in the fiscal quarter ended June 30, 2002. The Company has recorded this impairment charge, net of tax benefits, in losses from discontinued operations during the fiscal quarter ended June 30, 2002. The Company subsequently sold the Product Design Group on September 20, 2002.

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

In connection with SFAS 144, the following table summarizes the revenues and pretax loss for the nine and three month periods ended September 30, 2002 of the discontinued operations:

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

As part of this transaction, as of July 31, 2002, the employment agreement with the President of the Graphic Design Group and stock options granted to him to purchase 30,000 shares of the Company’s stock were terminated in consideration of a lump-sum payment of $96,097. The Company also entered into a sublease with the acquiring company for 3,492 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. As of September 30, 2003, the rent for the remaining term of this sublease was $497,000.

13. Sale of Licensing-Related Assets

On August 19, 2002, Refac International, Ltd. (“RIL”) sold its Gough licensing property and royalties receivable to Gough Holdings (Engineering), Ltd. (“GHE”) for $450,000, payable in five semi-annual installments, without interest, commencing September 30, 2002. GHE paid the first two installments aggregating $140,000 but asked the Company for an accommodation on the $100,000 third installment which was due on September 30, 2003. The Company agreed to accept payment of $30,000 in cash and GHE’s promissory note for the balance of $70,000. This note is payable in seven (7) equal consecutive monthly installments of $10,000 each, with interest at the rate of 10% per annum, with the first installment becoming due on November 1, 2003. The $30,000 payment was received in October 2003 and the first installment payment was received in November 2003.

As of September 30, 2003, the unpaid balance of the original note receivable is reflected on the Company’s financial statements at $292,000, which represents its present value using a 6% discount rate.

On August 19, 2002, RIL sold its Heli-Coil and Dodge licensing rights, related sublicense agreements and monies due thereunder after June 30, 2002 to Newfrey LLC (formerly Emhart LLC) for $4,000,000. The proceeds from this sale were received in August 2002.

14. OXO International

On September 20, 2002, RIL amended its agreement with OXO International (“OXO”), a division of World Kitchen, Inc. This amendment, which was approved by the court overseeing OXO’s bankruptcy, provides for payments to the Company of $550,000 of which $10,000 is for past due royalties; $180,000 for royalties for the six month period ending December 31, 2002 and $360,000 for royalties for the year ending December 31, 2003. As of September 30, 2003, the Company had received $306,000 pursuant to the amended agreement.

15. Sale of the Product Design Group

On September 20, 2002, RIL sold its Product Design Group to Product Genesis, LLC for a variable purchase price based upon 2 1/2% of net revenues up to an aggregate of $300,000. Due to the uncertainties of collection of the purchase price, the Company has not allocated any cost basis to this contract right and records any monies that it receives from Product Genesis, LLC with respect thereto as income from such discontinued operations. As of September 30, 2003, the Company has received $31,000. The Company also entered into a sublease with Product Genesis, LLC for 9,574 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. As of September 30, 2003, the rent for the remaining term of this sublease is $1,534,000. In connection with the sale of the Product Design Group, the Company recorded a book loss of approximately $274,000 in the third quarter of 2002.

16. Sale of Refac International, Ltd.

On September 30, 2002, the Company completed the transfer of the assets and assumption of the liabilities of its subsidiary, RIL, to the Company, excluding the capital stock of Refac Consumer Products, Inc. (“RCP”), a manufacturer of a line of consumer electronics products, and certain trademarks, patents and a patent application relating to RCP’s business. After such transfer, the Company sold RIL to RCP Products, LLC, a limited liability company established by a former employee, for $50,000 plus a variable purchase price based upon 2 1/2% of the revenues received in excess of $1 million from the sale of its consumer electronics products during the eight year period commencing January 1, 2003, up to a maximum of $150,000 in any given year and a cumulative total of $575,000. Due to the uncertainties of collection of the purchase price, the Company has not allocated any cost basis to this contract right and will record any monies that it may receive from RCP Products, LLC with respect thereto as income from such discontinued operations. In connection with the sale of RIL, the Company recorded a book loss of approximately $625,000 in the third quarter of 2002. As of September 30, 2003, the Company had not received any payments from the purchaser with respect to the variable purchase price.

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

As the Payment Right represents a non-transferable right of shareholders to sell to the Company their shares of New Refac Common Stock received in the merger for cash, the estimated Payment Amount ($7.06 per share as of September 30, 2003) has been reflected on the balance sheet as temporary equity with a similar amount reducing additional paid-in capital. Subsequent changes in the estimated Payment Amount through June 30, 2005, computed on a quarterly basis, will increase or decrease the temporary equity amount with an offsetting increase or decrease in additional paid-in capital.

Pursuant to the merger agreement with Palisade, the Company has restricted a portion of its investments being held to maturity to maintain the Contingent Fund (as defined in the merger agreement) reserved to pay the Payment Amount.

18. Employment Agreements and Management Incentive Compensation

The Company’s employment agreement with its President and Chief Executive Officer extends through March 31, 2004. The agreement provided for minimum annual compensation and incentive compensation for repositioning the Company for sale or liquidation equal to an aggregate 16% of the excess, if any, of the fair market value of the cash and securities available to be distributed to the Company’s shareholders (or otherwise realized by the shareholders) over $10 million. Effective upon the closing of the Company’s merger agreement with Palisade on February 28, 2003, the employment agreement was amended and restated to provide for the continuation of the minimum annual compensation, a signing bonus of $800,000 and retention payments of $100,000 on January 1, 2004, $200,000 on February 28, 2004 and $200,000 on March 31, 2004, provided that he is employed by the Company at the time such payments become due. In addition, he is entitled to incentive compensation equal to an aggregate of 16% of “GLDA”. “GLDA” is defined in the employment agreement as the sum of the following:

•	the liquid distributable assets of the Company as of June 30, 2005, as calculated under the merger agreement, plus

•	the signing bonus, retention and incentive compensation payments paid or payable to him and the signing bonus and incentive compensation payments paid or payable to the Company’s Vice President as a result of the merger, less

•	the sum of $17,843,602.

On March 21, 2002, the Company entered into an employment agreement with its Vice President and Chief Financial Officer, which extends through March 31, 2004. The agreement provided for minimum annual compensation and incentive compensation for repositioning the Company for sale or liquidation equal to an aggregate 4% of the excess, if any, of the fair market value of the cash and securities available to be distributed to the Company’s shareholders (or otherwise realized by the shareholders) over $10 million. Effective upon the closing of the Company’s merger agreement with Palisade, the employment agreement was amended to provide for the continuation of the minimum annual compensation and a signing bonus of $313,744. In addition, he is entitled to the payment of incentive compensation equal to an aggregate of 4% of “GLDA”. “GLDA” is determined in the same manner as under the President and Chief Executive Officer’s employment agreement.

As a result of such amendments to the employment agreements, these officers received signing bonuses aggregating $1,113,744 on February 28, 2003. Additionally, as of September 30, 2003, the Company estimated that the management incentive compensation payable could aggregate $846,000. This amount (subject to quarterly adjustment) plus the $500,000 retention payments required to be made to the Company’s President and Chief Executive Officer is being amortized over the thirteen month period ending March 31, 2004.

See Note 26 for information regarding the extension of these employment agreements.

19. Amendment to Edgewater Leasehold

In May 1999, the Company relocated its corporate headquarters and creative studios to a newly-constructed leased facility located at The Hudson River Pier, 115 River Road, Edgewater, New Jersey, which encompasses approximately 29,850 usable square feet or approximately 34,400 rentable square feet. As of December 31, 2002, the Company had subleased all of the space to three subtenants except for approximately 9,757 rentable square feet, a portion of which it was using for its corporate offices. In February 2003, the Company and its landlord amended the real estate lease to reduce the leased premises by 9,757 rentable square feet effective May 1, 2003 (See Note 22). Based upon the Company’s decision to relocate its corporate offices, the Company accelerated the depreciation of its leasehold improvements related to the 9,757 square feet and recorded a $183,000 charge in the quarter ending March 31, 2003 and a $91,000 charge in the quarter ending June 30, 2003. The Company also sold furniture and fixtures located at the premises for $22,000.

20. Income Taxes

Tax Refund

During the three month period ended June 30, 2003, the Company filed its consolidated federal income tax return, together with an application for a quick refund of taxes from the carrying back of the net capital loss related to its sale of RIL and its net operating loss. As a result, the Company received refund checks of $3,665,682 in June 2003 and $588,724 in July 2003. It should be noted that the payment of the requested refund does not mean that IRS has accepted the Company’s application as correct. The Company remains subject to IRS audit and should there be an assessment for any amounts determined to have been erroneously refunded, interest would be payable on the amount assessed. While the Company believes that its tax return and refund claim are correct, the calculation of the Company’s tax basis in RIL is subject to complex IRS regulations and the Company has established a reserve pending the passage of the statute of limitations or the outcome of any audit that IRS may initiate.

Income Tax Provision

For the nine months ending September 30, 2003, the Company had a loss before taxes from continuing operations of $2,112,000 and a tax benefit of $658,000 or approximately 31% of such loss. This tax benefit consists of federal income tax refunds received ($84,000) and expected ($647,000), a decrease in deferred taxes during the period of $122,000 and net state and local income tax refunds of $49,000. The effective tax rate on continuing operations during the nine months ended September 30, 2002 was 38%. The effective tax rate in both periods was affected by expenses, principally merger related, that were deducted for financial reporting purposes but are not deductible for federal income tax purposes.

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

23. Appraisal Settlement

In April 2003, the Company settled a claim with dissenting stockholders who had demanded appraisal rights in connection with the Company’s merger with a subsidiary of Palisade. Under the terms of the settlement, the Company purchased the 113,280 shares of Old Refac Common Stock held by such dissenting stockholders for $594,720 or $5.25 per share. The

Company then exchanged these shares for the merger consideration consisting of $407,808 and 22,656 shares of New Refac Common Stock. No other stockholders have appraisal rights with respect to this merger.

24. Wrench versus Taco Bell Litigation

By Agreement, dated as of January 31, 2002, the Company and Ms. Arlene Scanlan, who was then President of Refac Licensing, Inc. (“RL”), agreed to a termination of her employment agreement and stock options and to a conveyance of her 19% interest in RL to the Company. This termination agreement also requires Ms. Scanlan to pay the Company 50% of the first $3,000,000 that she, or any entity controlled by her, may receive relating to a certain lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. which was filed in the United States District Court for the Western District of Michigan. On June 4, 2003, the jury awarded $30 million to the plaintiffs and, on September 30, 2003, the Court amended the judgment to include pre-judgment interest of $12 million. Based upon Ms. Scanlan’s interest in this judgment, when and if the judgment is paid, the Company would be entitled to the maximum of $1,500,000. While YUM! Brands, Inc. (“YUM”), which owns Taco Bell, has recorded a charge of $42 million on it books, it maintains that the plaintiff’s claims are without merit and has appealed the verdict to the Sixth Circuit Court of Appeals. Due to the uncertainty as to the ultimate outcome of this litigation, the Company has not accrued any income with respect thereto.

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

26. Subsequent Event

On November 7, 2003, the Company’s employment agreements with its President and Chief Executive Officer and its Vice President and Chief Financial Officer were amended and restated to extend their respective termination dates from March 31, 2004 to March 31, 2005. The amendments do not affect the base compensation and fringe benefits and, notwithstanding the extended term, the incentive compensation provided for in their prior agreements will continue to be deemed earned as of March 31, 2004, subject, to the actual computation of “GLDA” as described in Note 18.

With respect to the amendment to the President and Chief Executive Officer’s agreement, retention bonuses aggregating $500,000 which were scheduled to be paid prior to March 31,

2004 under the prior agreement will now be payable in fifteen (15) equal consecutive monthly installments of $33,333.33 with the first installment becoming due on January 1, 2004. As of September 30, 2003, the Company’s financial statements reflected an unamortized balance for such retention bonuses of $231,000, which was being amortized at the monthly rate of $38,000 per month to the March 31, 2004 termination date. As a result of the restatement, this balance will be amortized starting November 2003 over the extended term at a monthly amortization of $11,000.

On the same date, the Company also granted incentive stock options to the President and Chief Executive Officer and the Vice President and Chief Financial Officer to purchase 25,000 and 15,000 shares of Refac common stock, respectively, at an exercise price per share of $5.02. The option term is five years and one-third ( 1/3) of the shares are immediately exercisable; one third ( 1/3) will become exercisable on the first anniversary of the date of grant and the remaining one-third ( 1/3) will become exercisable on the second anniversary of the date of grant.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Continuing Operations

Revenues from continuing operations for the three months ended September 30, 2003 were $448,000, as compared to revenues of $4,840,000 for the same period in 2002. The decrease in revenues is primarily due to the sale of the Heli-Coil, Dodge and Gough licensing properties for $4,374,000 during the quarter ended September 30, 2002 and a decline of interest and dividend income of $27,000. Offsetting this decline was an increase in licensing revenues of $9,000.

Revenues from continuing operations for the nine months ended September 30, 2003 were $1,561,000, as compared to revenues of $6,182,000 for the same period in 2002. The decrease in revenues is due to the Company’s sale of its Heli-Coil, Dodge and Gough licensing properties during the quarter ended September 30, 2002 for $4,374,000. Thus, these properties, which accounted for $417,000 of licensing revenues in the nine months ended September 30, 2002, did not contribute any licensing revenues during the same period in 2003. Offsetting this decline was a net increase of $170,000 in other licensing revenues, which was principally attributable to an increase of $260,000 in royalties from OXO International (See Note 14) offset by a decline in revenues of $65,000 from Patlex.

Revenues from continuing operations for the three and nine months are summarized as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
Description	2003	2002	2003	2002
Revenues from licensing-related activities	77%	7%	86%	26%
Gains on sale of licensing rights	—	90%	—	71%
Dividends and interest	23%	3%	14%	3%
Total	100%	100%	100%	100%

With the sale of the Heli-Coil, Dodge and Gough properties, the Company’s significant licensing properties are its agreements with Patlex Corporation (“Patlex”) and OXO International (“OXO”). The Company’s income from its contract with Patlex is variable and is based upon revenues derived by Patlex from the licensing of two laser patents, the first of which expires in November 2004 and the second of which expires in May 2005. While the amount of the income is uncertain and Patlex has not provided the Company with any projections, the Company currently estimates that it will have quarterly revenues of approximately $270,000 through 2004 and aggregate residual revenues for years after 2004 of approximately $540,000. The OXO Agreement provides for a royalty of $360,000 during 2003, after which no further royalties shall be payable. Other license agreements are expected to provide gross revenues of approximately $58,000 in the fourth quarter, $213,000 and $211,000 during 2004 and 2005, respectively, after which the revenues will decrease significantly.

Expenses from the licensing of intellectual property rights consist principally of amounts paid to licensors at contractually stipulated percentages of the Company’s licensing revenues and, expenses related to the administration of the license rights and related licenses. These expenses decreased by $43,000 for the three months ended September 30, 2003, due to a decrease in salaries and contractual payments to licensors. As a percentage of licensing revenues, these expenses were 8.7% and 21.7% in 2003 and 2002, respectively. Expenses related to the licensing of intellectual property rights decreased $202,000 for the nine months ended September 30, 2003. The expense decrease was primarily due to a decrease in salaries and contractual payments to licensors.

General and administrative expenses decreased by $235,000 in the three month period ended September 30, 2003 as compared to the previous year. The decrease is primarily because the Company did not incur any liquidation and merger expenses in the quarter, as opposed to the quarter ending September 30, 2002 when such costs aggregated $584,000. This decrease was partially offset by the amortization of management incentive compensation ($310,544).

General and administrative expenses increased by $2,361,000 in the nine month period ended September 30, 2003 as compared to the previous year. The increase is primarily due to the amortization of management incentive compensation ($1,505,000) and the accelerated depreciation of leasehold improvements ($274,000). The increase in general and administrative expenses was partially offset by a decrease in costs associated with the merger with a wholly-owned subsidiary of Palisade of $201,000. Additionally, a portion of the Company’s remaining general and administrative expenses was allocated to discontinued operations in 2002.

Income Tax Provision - For the nine months ending September 30, 2003, the Company had a loss before taxes from continuing operations of $2,112,000 and a tax benefit of $658,000 or approximately 31% of such loss. This tax benefit consists of federal income tax refunds received ($84,000) and expected ($647,000), a decrease in deferred taxes during the period of $122,000 and net state and local income tax refunds of $49,000. The effective tax rate on continuing operations during the nine month period ended September 30, 2002 was 38%. The effective tax rate in both periods was affected by expenses, principally merger related, that were deducted for financial reporting purposes but are not deductible for federal income tax purposes.

Results of Discontinued Operations - In furtherance of its plan to reposition itself for sale or liquidation, the Company sold its Creative Consulting Services and Manufacture and Marketing of Consumer Products groups in the third quarter of 2002. Net income from discontinued operations relates to the Company’s sale of its product design group. (See Note 15).

Inflation - The Company’s income from licensing operations has not in the past been materially affected by inflation. Income from current licensing activities is derived from domestic sources only.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $2,482,000 from $3,330,000 at December 31, 2002 to $848,000 at September 30, 2003. Short-term investments being held to maturity increased by $17,359,000 from $11,714,000 at December 31, 2002 to $29,073,000 at September 30, 2003. The Company believes its liquidity position is adequate to meet all its current and anticipated financial needs.

Operations provided $2,796,000 of cash during the nine months ended September 30, 2003 whereas during the same period in 2002 operations provided $6,099,000 of cash. The principal source of net cash flows from operating activities for the nine months ended September 30, 2003 was the realization of income tax refunds due to the Company.

Net cash used in investing activities aggregated $21,999,000 during the nine months ended September 30, 2003 principally for the purchase of investments being held to maturity as compared to the same period in 2002 when $9,576,000 was used in investing activities principally for the purchase of investments being held to maturity.

Net cash provided by financing activities was $16,721,000 during the nine months ended September 30, 2003 principally from the Stock Purchase Agreement with Palisade (see Note 21) as compared to the same period in 2002 when $17,000 was provided from the repayment of an officer loan and the exercise of stock options.

The Company has commitments under leases covering its facilities (see Notes to the Consolidated Financial Statements) and under a 1996 Retirement Agreement with its founder and former chief executive officer, which provides an annuity of $100,000 per annum during his life as well as medical and health benefits for him and his spouse during their lives. Provision was made for amounts payable under the Retirement Agreement in the Company’s 1996 financial statements based upon his then life expectancy. The following table reflects the unamortized balance of such liability as of September 30, 2003. Any payments beyond such amount will be treated as a current charge in the year made.

	Payments Due By Period
Contractual Obligations	Total	Less than one year	1 - 3 years	4 - 5 years	After 5 years
Operating lease Obligations	$3,137,000	$523,000	$1,530,000	$1,019,000	$65,000

Other long-term Obligations	$27,000	27,000	—	—	—

Management Incentive Compensation (see Note 18)	$1,346,000	300,000	1,046,000	—	—

The Company had no long-term investments as of September 30, 2003; however, pursuant to the Company’s merger agreement with Palisade, it has restricted $4,765,000 of its investments being held to maturity to maintain the Contingent Fund (as defined in the merger agreement). This amount is being shown as a long-term asset on the balance sheet as the Payment Right is not determinable and payable until after June 30, 2005.

Critical Accounting Policies

Pursuant to the Company’s merger agreement with Palisade, the Company’s projected LDA is required for the calculation of the Payment Right, and the related Contingent Fund and temporary equity account as well as the management incentive compensation accrual. This calculation of LDA is dependent upon management’s judgments and estimates of the future operations of the Company’s activities at the time of the merger through June 30, 2005. Management continually revises these estimates based on changes in actual results as they occur. The LDA is reviewed quarterly and adjusted to reflect any material changes in the estimate. Any changes in the LDA will also change the related Payment Right, Contingent Fund and management incentive compensation accrual.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q the Registrant’s principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of Registrant’s disclosure controls and procedure (as defined in Rules 13a-14 (c)and 15d-14 (c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) ) and concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to Registrant’s management, including its officers, as appropriate to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II. OTHER INFORMATION

Item 6. Exhibit and Reports on Form 8-K

(a)	EXHIBIT INDEX

Exhibit No.

10 (a)	Fifth Amended and Restated Employment Agreement between Robert L. Tuchman and Refac, dated as of November 7, 2003.

10 (b)	Amended and Restated Employment Agreement between Raymond A. Cardonne, Jr. and Refac, dated as of November 7, 2003.

27	Note 1 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is incorporated herein by reference.

31	Certification pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REFAC

November 12, 2003	/s/ Robert L. Tuchman
Robert L. Tuchman, President and Chief Executive Officer

November 12, 2003	/s/ Raymond A. Cardonne, Jr.
Raymond A. Cardonne, Jr., Vice President and Chief Financial Officer (Principal Financial Officer)