Form 10-K
period 2003-12-31
REFAC
filed 2004-03-30
CIK 82788

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number 0-7704

REFAC

Delaware	13-1681234
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Bridge Plaza, Fort Lee, New Jersey    07024

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (201) 585-0600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐     No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2004 was $3,114,403.

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of March 23, 2004 was 6,993,393.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

PART I

Item 1. Business

Refac was incorporated in the State of Delaware in 1952 and is referred to herein as the “Company” or “Registrant”. For most of its history, the Company was engaged in intellectual property licensing activities. During the period from 1997 to 2002, it was also engaged in the business of product development and graphic design and had invested these creative resources, together with its licensing skills, in certain product development ventures. On March 22, 2002, the Company announced plans to reposition itself for sale or liquidation and by the end of 2002, it had disposed of all of its operating segments with the exception of its licensing business and it has limited the operations of that segment to managing certain existing license agreements and related contracts.

On February 28, 2003, the Company completed a merger (the “Palisade Merger”) with a wholly-owned subsidiary of Palisade Concentrated Equity Partnership, L.P. (“Palisade”). The combined company has taken the name Refac and its new common stock trades on the American Stock Exchange under the ticker symbol “REF”. After the Palisade Merger, Palisade owned approximately 80% of the combined company’s outstanding shares. On March 28, 2003, the Company entered into a stock purchase agreement with Palisade, which closed on May 19, 2003. Pursuant thereto, Palisade acquired an additional 3,469,387 new shares of the Company’s common stock, at a price of $4.90 per share, or an aggregate price of approximately $17 million. Following the completion of the stock purchase transaction, Palisade now owns approximately 90% of the Company’s outstanding shares. Palisade intends to use the Company as a vehicle for making acquisitions and the purpose of the stock purchase transaction was to provide the Company with additional capital for making these acquisitions.

On January 27, 2004, the Company announced that it will focus its acquisition efforts on opportunities in the asset management sector of the financial services industry. The Company also announced that it has engaged a leading provider of executive search services to identify opportunities in this segment and to recruit individuals and/or teams within the industry to join the Company and build this business.

Financial Information About Segments

In furtherance of its plan to reposition itself for sale or liquidation, the Company sold its Creative Consulting Services and Manufacture and Marketing of Consumer Products groups in the third quarter of 2002. As a result, information regarding segments is not presented.

Intellectual Property Licensing

Since 1952, the Company has been performing patent and technology licensing, which includes the negotiation and administration of licenses and joint ventures involving patents, know-how and related trademarks. The Company has not undertaken any new technology licensing projects during its last five fiscal years, during which time it focused on managing established licensing relationships. In August 2002, the Company sold its Heli-Coil and Dodge licensing rights and Gough licensing property. Since then, the Company has limited its licensing activities to managing its remaining license agreements and related contracts.

Except for its contract with Patlex Corporation, which accounted for approximately 56% of the Company’s total revenues from continuing operations in 2003, the Company does not believe that the loss or termination of any contract it has with its clients or licensees would have a material adverse effect on its business. The Company’s income from its contract with Patlex is variable and is based upon revenues derived by Patlex from the licensing of two laser patents. The more significant of the two patents licensed by Patlex Corporation is the Gas Discharge Laser Patent (U.S. Patent No. 4,704,583), which expires in November 2004. The other patent is the Brewster’s Angle Patent (U.S. Patent No. 4,746,201) which expires in May 2005. While the amount of the income is uncertain and Patlex has not provided the Company with any projections, the Company currently estimates that it will have revenues of approximately $1,000,000 in 2004. Given the expiration of the Gas Discharge Patent in November 2004 and the Brewster’s Angle Patent in May 2005, the Patlex income will significantly decline in 2005 as this program winds down.

Patents and Trademarks.    The Company does not own any patents or trademarks that it deems important to its patent and technology licensing business.

Employees

As of December 31, 2003, the Company had a total of 4 full-time employees.

Financial Information About Foreign and Domestic Operations

The Company’s current licensing business is conducted entirely in the United States. Information concerning the aggregate of the Company’s foreign source revenues from domestic operations for the three years ended December 31, 2003 is set forth in Note 9 of the Notes to the Company’s Consolidated Financial Statements, included herein.

Item	2. Properties

In May 1999, the Company relocated its corporate headquarters and creative studios to a newly-constructed leased facility located at The Hudson River Pier, 115 River Road, Edgewater, New Jersey, which encompasses approximately 29,850 usable square feet or approximately 34,400 rentable square feet. As of December 31, 2002, the Company had subleased all of the space to three subtenants except for approximately 9,757 rentable square feet, a portion of which it was using for its corporate offices. In February 2003, the Company and its landlord amended the real estate lease to reduce the leased premises by 9,757 rentable square feet effective May 1, 2003.

The Company relocated its corporate office on May 1, 2003 to One Bridge Plaza, Fort Lee, New Jersey 07024 where it is occupying approximately 1,185 gross rentable square feet under a sublease with Palisade Capital Securities, L.L.C. (“PCS”), an affiliate of Palisade. By lease, which became effective on January 21, 2004 and was amended on March 12, 2004, the Company entered into a direct lease with the landlord for larger space in this building encompassing 4,751 gross rentable square feet and expects to move into such premises when construction is completed in or about June 1, 2004. At such time, its sublease with PCS will terminate.

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for the Company’s Common Stock and Related Stockholder Matters

The Company had 459 stockholders of record as of March 23, 2004. The Company did not pay cash dividends during the three year period ended December 31, 2003 and does not intend to pay any cash dividends to stockholders in the foreseeable future.

During 2002 and until the closing of the Palisade Merger on February 28, 2003, the Company’s common stock, par value $.10 per share (the “Old Refac Common Stock”), was listed on the American Stock Exchange and traded under the symbol REF. Under the terms of the Palisade Merger, the Company’s stockholders received $3.60 in cash and 0.2 shares of the combined company’s post-merger common stock, par value $.001 (the “Common Stock”). Concurrent with the closing of the Palisade Merger, the Old Refac Common Stock was canceled and the Common Stock is now trading on the American Stock Exchange under the symbol REF. The following table reflects the high and low closing stock prices of the Common Stock by calendar quarter from February 28, 2003 through December 31 2003.

Closing Market Price of the Company’s Common Stock

	2003
	High	Low
February 28, 2003 through March 31, 2003	$4.11	$3.46
Second quarter	$5.15	$4.31
Third quarter	$5.06	$4.75
Fourth quarter	$5.25	$4.76

The following table summarizes all equity compensation plan information as of December 31, 2003, adjusted to reflect the terms of the Palisade Merger with respect to the pre-merger options granted under the 1990 and 1998 Plans. All of the Company’s equity compensation plans have been approved by stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
1990 Plan	25,000	$9.30	—
1998 Plan	21,500	$3.18	—
2003 Plan	150,000	$4.64	350,000
Total	196,500	$5.07	350,000

On May 19, 2003, the Company sold and issued 3,469,387 shares of its common stock to Palisade at a price of $4.90 per share, or an aggregate price of approximately $17 million, pursuant to the Stock Purchase Agreement, dated as of March 28, 2003, between the Company and Palisade. The purpose of the stock purchase transaction was to provide the Company with additional capital for making acquisitions. The shares sold to Palisade were not registered in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In the Stock Purchase Agreement, Palisade made representations that: (i) it is an accredited investor within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, (ii) Palisade acquired the shares for its own account for investment only and had no intention of selling or distributing any of such shares, (iii) Palisade reviewed all information which it deemed to be important in connection with the transaction, recognized that the transaction involves risk and did not rely on any representation or warranty of the Company other than as specified in the Stock Purchase Agreement and (iv) Palisade recognized that the Company is relying on such representations so that the transaction is exempt from registration under the Securities Act. The certificates representing the shares issued to Palisade pursuant to the Stock Purchase Agreement include a customary legend that the shares are not registered under the Securities Act.

Item 6.    Selected Financial Data

REFAC AND SUBSIDIARIES

SELECTED FINANCIAL INFORMATION

	Year Ended December 31,
(in thousands, except per share amounts)	2003	2002	2001	2000	1999
Revenues	$2,127	$6,562	$5,489	$9,754	$10,619
Net income (loss) from continuing operations	($1,534)	$2,511	$2,764	$4,571	$4,357
Income (loss) from discontinued operations—net of taxes	$38	($1,697)	($1,680)	($1,642)	($684)
Loss from cumulative effect of change in accounting principle—net of taxes	—	($2,083)	—	—	—
Net income (loss)	($1,496)	($1,269)	$1,084	$2,929	$3,673
Income (loss) per common share from continuing operations—basic	($0.27)	$0.66	$0.73	$1.20	$1.15
Income (loss) per common share from discontinued operations—basic	$0.01	($0.44)	($0.44)	($0.43)	($0.18)
Loss per common share from cumulative effect of change in accounting principle—basic	—	($0.55)	—	—	—
Income (loss) per common share on net income— basic	($0.26)	($0.33)	$0.29	$0.77	$0.97
Income (loss) per common share from continuing operations—diluted	($0.27)	$0.66	$0.73	$1.20	$1.15
Income (loss) per common share from discontinued operations—diluted	$0.01	($0.44)	($0.44)	($0.43)	($0.18)
Loss per common share from cumulative effect of change in accounting principle—diluted	—	($0.55)	—	—	—
Income (loss) per common share on net income— diluted	($0.26)	($0.33)	$0.29	$0.77	$0.97
Total assets	$39,023	$24,292	$24,387	$24,903	$27,847
Dividends	—	—	—	—	—
Stockholders’ Equity	$31,898	$21,340	$22,592	$22,754	$22,791

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 22, 2002, the Company announced plans to reposition itself for sale or liquidation. Since that date, the Company has disposed of all of its operating segments, with the exception of its licensing business, and it has limited the operations of that segment to managing certain existing license agreements and related contracts. On February 28, 2003, the Company completed the Palisade Merger. On March 28, 2003, the Company entered into a stock purchase agreement with Palisade, which closed on May 19, 2003. Following the completion of the stock purchase transaction, Palisade now owns approximately 90% of Refac’s outstanding shares. The purpose of the stock purchase transaction was to provide Refac with additional capital for making acquisitions.

On January 27, 2004, the Company announced that it will focus its acquisition efforts on opportunities in the asset management sector of the financial services industry. The Company also announced that it has engaged a leading provider of executive search services to identify opportunities in this segment and to recruit individuals and/or teams within the industry to join the Company and build this business. Accordingly, the reported financial information is not indicative of the Company’s future operating results or financial condition.

The Company’s fiscal year ends on the last day of December in each year. As used in this Item 7, references to 2003, 2002 and 2001 shall mean the Company’s fiscal year ended on December 31st of such year.

Results of Continuing Operations

Revenues from continuing operations for 2003 were $2,127,000 as compared to $6,562,000 for the same period in 2002. The $4,435,000 revenue decrease was due primarily to the fact that the Company had a $4,374,000 non-recurring gain in 2002 from the sale of its Heli-Coil, Dodge and Gough licensing properties. In addition, the Company’s recurring license fees decreased by $267,000 in 2003 as compared to 2002, which decline was offset by increases in interest and dividends of $176,000 and consulting income of $30,000.

Revenues from continuing operations for 2002 were $6,562,000 as compared to $5,489,000 for 2001. The $1,073,000 revenue increase was due primarily to the fact that the Company had a $4,374,000 non-recurring gain in 2002 from the sale of the Company’s Heli-Coil, Dodge and Gough licensing properties, which was offset by declines in realized gains and dividends on licensing-related securities of $1,828,000, recurring license fees of $815,000, trademark agency fees of $156,000 and interest and dividends of $502,000. Since the Company completed its planned liquidation of licensing-related securities in the second quarter of 2001, it did not realize any gains or dividends on licensing-related securities in 2002.

Revenues from continuing operations are summarized as follows:

	For the Years Ended December 31,
Description	2003	2002	2001
Revenues from licensing-related activities	83%	31%	55%
Realized gains on sales and dividends from licensing-related securities	—	—	33%
Gains on sale of licensing rights	—	67%	—
Dividends and interest	15%	2%	12%
Consulting income	2%	—	—

Total	100%	100%	100%

With the sale of the Heli-Coil, Dodge and Gough licensing properties in 2002 and the termination of its agreement with OXO International (“OXO”) in December 2003, the Company’s significant remaining licensing property is its agreement with Patlex Corporation (“Patlex”). The Company’s income from its contract with Patlex is variable and is based upon revenues derived by Patlex from the licensing of two laser patents. The more significant of the two patents licensed by Patlex Corporation is the Gas Discharge Laser Patent (U.S. Patent No. 4,704,583), which expires in November 2004. The other patent is the Brewster’s Angle Patent (U.S. Patent No. 4,746,201) which expires in May 2005. While the amount of the income is uncertain and Patlex has not provided the Company with any projections, the Company currently estimates that it will have revenues of approximately $1,000,000 in 2004. Given the expiration of the Gas Discharge Patent in November 2004 and the Brewster’s Angle Patent in May 2005, the Patlex income will significantly decline in 2005 as this program winds down. Other license agreements are expected to provide gross revenues of approximately $220,000 during each of 2004 and 2005, respectively, after which such gross revenues will decrease significantly.

Expenses from licensing-related activities consist principally of amounts paid to licensors at contractually-stipulated percentages of the Company’s specific patent and product revenues and, in addition, include expenses related to the administration of licensing relationships and contracts. These expenses decreased by $154,000 in 2003 as compared to 2002 and by $399,000 in 2002 as compared to 2001. As a percentage of licensing revenues, these expenses were 7%, 13% and 22% in 2003, 2002 and 2001, respectively. The decreases in expenses in 2003 as compared to 2002 and 2002 as compared to 2001 are principally due to the absence of license fees paid to the licensor of the Heli-Coil and Dodge licensing rights after such properties were sold in 2002 as well as a decrease in licensing-related salaries and benefits as the Company focused on managing existing relationships.

Selling, General and Administrative Expenses—These expenses increased by $1,850,000 in the year ended December 31, 2003 as compared to 2002. The increase is primarily due to an increase of management incentive compensation ($1,428,000), accelerated depreciation of leasehold improvements that are no longer in use ($274,000) offset by a decrease in non-recurring expenses associated with the repositioning of the Company ($420,000). The balance of the increase ($568,000) is principally attributable to the fact that the Company allocated a portion of its general and administrative expenses to discontinued operations in 2002. These expenses increased by $1,777,000 in the year ended December 31, 2002 as compared to 2001. The increase is primarily due to expenses associated with the repositioning of the Company, which totaled approximately $813,000, management incentive compensation of $334,000 and the fact that a portion of the remaining selling, general and administrative expense was allocated to discontinued operations in 2001.

Income Taxes—In 2003, the Company had a loss before taxes from continuing operations of $2,208,000 and a net tax benefit of $674,000 or approximately 31% of such loss. This tax benefit consists of federal income tax refunds received ($84,000) and expected ($646,000), a decrease in deferred taxes of $96,000 and net state and local income tax refunds of $40,000. In 2002 and 2001, the effective tax rate on continuing operations was 36% and 35%, respectively. The effective tax rates for 2003 and 2002 were affected by expenses, principally merger related, that were deducted for financial reporting purposes but are not deductible for federal income tax purposes.

During 2003, the Company received federal income tax refunds totaling $4,254,000 resulting from carrying back a net capital loss incurred in 2002 with respect to its sale of Refac International, Ltd. (“RIL”) and its 2002 net operating loss. Even though the Company has received these tax refund payments, it remains subject to Internal Revenue Service (“IRS”) audit with respect thereto and, should there be an assessment for any amounts determined to have been erroneously refunded, interest would be payable on the amount assessed. While the Company believes that its tax return and refund claim are correct, the calculation of the Company’s tax basis in RIL is subject to complex IRS regulations and the Company has established a reserve of approximately $275,000 as of December 31, 2003 pending the passage of the statute of limitations or the outcome of any audit that the IRS may initiate.

The Company’s income tax receivable as of December 31, 2003 is based upon its ability to carry back its 2003 net operating loss for federal income tax purposes to a prior tax year.

As of December 31, 2003, the Company had deferred tax assets relating to the State of New Jersey aggregating $315,000 of which $169,000 is attributable to a New Jersey net operating loss carryforward of $1,881,000 which can be applied against any New Jersey taxable income the Company might earn during the seven year period ending December 31, 2010. The Company is currently focusing its acquisition efforts in the asset management sector of the financial services industry, and at this point, it cannot determine whether this business will generate any New Jersey taxable income. Due to such uncertainty, the Company has estimated that only $18,000 of its $315,000 New Jersey related deferred taxes assets will be realized and has established a valuation allowance to cover the $297,000 difference. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

As of December 31, 2003, the Company had federal deferred tax assets aggregating $836,000 of which $4,000 is attributable to a federal net operating loss carryforward of $11,000 which can be used during the twenty year period ending 2023. No valuation allowance has been taken for the Company’s federal deferred tax assets. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

Inflation—The Company’s income from licensing operations has not in the past been materially affected by inflation due to the variable nature of the majority of the payments received. Income from current licensing activities is derived from domestic sources only.

Results of Discontinued Operations—In furtherance of its plan to reposition itself for sale or liquidation, the Company sold its Creative Consulting Services and Manufacture and Marketing of Consumer Products groups in the third quarter of 2002. Income from discontinued operations in 2003 was principally attributable to the receipt of variable purchase price payments in connection with the sale of the Company’s Product Design Group.

Liquidity and Capital Resources

The following table sets forth the Company’s cash and cash equivalents, available for sale securities and investments being held to maturity (exclusive of the restricted investments being held to maturity discussed below) for 2003, 2002 and 2001:

(in thousands)	2003	2002	2001
Cash and cash equivalents	$799	$3,330	$8,690
Available for sale securities	1,000	0	0
Investments being held to maturity	28,682	11,714	645

Total	$30,481	$15,044	$9,335

The principal source of net cash flows from operating activities for the year ended December 31, 2003 was the realization of income tax refunds due to the Company.

Net cash from financing activities was primarily from Palisade’s investment of approximately $17 million in the Company in May 2003.

Principal sources of net cash flows from operating activities for the year ended December 31, 2002 were the liquidation of assets such as accounts receivable and inventory and the sale of the Company’s Heli-Coil and Dodge licensing rights.

The cash proceeds from operations and financing activities were invested in held to maturity securities and available for sale securities.

The Company believes its liquidity position is adequate to meet all of its current operating needs and existing obligations. However, it is currently focusing its acquisition and business development efforts on opportunities in the asset management sector of the financial services industry and, at this stage, the Company cannot predict what acquisition or business development opportunities will become available to it and the amount of capital resources that may be required to take advantage of any such opportunities. The Company does not have any long-term debt and has not established any acquisition-related lines of credit.

The Company’s portfolio of investments being held to maturity consists primarily of U.S. Treasury Notes bought with an original maturity of six months or less. The portfolio is invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in support of the Company’s acquisition plans. The Company’s available for sale securities consist of variable cumulative preferred stock from a single issuer with a dividend rate which is determined by an auction method every forty-nine days.

Pursuant to the Company’s merger agreement (the “Palisade Merger Agreement”) with Palisade, it has restricted $4,743,000 of its investments being held to maturity to maintain the Contingent Fund (as defined in the merger agreement). This amount is being shown as a long-term asset on the balance sheet as the Payment Right is not determinable and payable until after June 30, 2005. This right to sell the shares is limited to stockholders who held their shares at the completion of the Palisade Merger and continue to hold their shares until the amount of liquid distributable assets at June 30, 2005 is determined. Since the Company does not have direct access to stockholder trading information, the Company has not reduced the Contingent Fund. The Contingent Fund will be adjusted if the Company becomes aware of any actual sales of Common Stock issued in connection with the merger. As of December 31, 2003, the price of the Payment Right was estimated to be $7.03 per share and the closing price of Common Stock was $4.93 per share. Any Contingent Fund amounts which are not paid pursuant to the procedure in the Palisade Merger Agreement will become unrestricted on or about August 15, 2005.

The Company has commitments under leases covering its facilities (see Notes to the Consolidated Financial Statements) and under a 1996 Retirement Agreement with its founder and former chief executive officer, which provides an annuity of $100,000 per annum during his life as well as medical and health benefits for him and his spouse during their lives. Provision was made for amounts payable under the Retirement Agreement in the

Company’s 1996 financial statements based upon his then life expectancy. As of December 31, 2003, such liability was fully amortized. Starting in 2004, such amounts payable will be expensed on a current basis in the year made.

The following table represents the Company’s future material, long-term contractual obligations as of December 31, 2003:

	Payments Due By Period
(in thousands)	Total	Less than one year	1 - 3 years	3 - 5 Years	More than 5 years
Contractual Obligations
Operating lease Obligations	$2,714	483	941	899	390
Management Incentive Compensation (see Note 5B)	$1,346	400	946	—	—

The obligation table above does not reflect income from sublease agreements or its lease which became effective on January 21, 2004 and was amended on March 12, 2004, for 4,751 gross rentable square feet at One Bridge Plaza, Fort Lee, New Jersey. At such time, its sublease with PCS, which is included in the above table, will terminate. The expected rent for the entire term of the new lease is $677,000, subject to escalations. In addition, the Company is required to pay $55,000 towards the construction of the premises.

Critical Accounting Policies

Pursuant to the terms of the Palisade Merger, the Company’s projected “Liquid Distributable Assets” (as defined in the Palisade Merger Agreement and referred to herein as “LDA”) is required for the calculation of the Payment Right, and the related Contingent Fund and temporary equity account as well as the management incentive compensation accrual. This calculation of LDA is dependent upon management’s judgments and estimates as to the amount of cash that the Company realizes by June 30, 2005 with respect to certain assets of the Company at the time of the Palisade Merger, the utilization of certain tax attributes and operating results from the time of the Palisade Merger through June 30, 2005. Management continually revises these estimates based on changes in actual results as they occur. The LDA is reviewed quarterly and adjusted to reflect any material changes in the estimate. Any changes in the LDA will also change the related Payment Right, Contingent Fund and management incentive compensation accrual.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 does not have a current effect on the Company’s financial statements.

FORWARD LOOKING STATEMENTS

This document includes certain statements of the Company that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact. When used in this document, the words “expects,” “anticipates,” “estimates,” “plans,” “intends,” “projects,” “predicts,” “believes,” “may” or “should,” and similar expressions, are intended to identify forward-looking statements. These statements reflect the current view of the Company’s management with respect to future events and are subject to numerous risks, uncertainties, and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among other things:

•	the inability to identify suitable acquisition opportunities in the asset management sector of the financial services industry and/or teams within the industry to join the Company and build this business;

•	a material adverse change in the collectibility of amounts due and to become due under licensing related contracts, accounts receivable, notes receivable and contract rights receivable;

•	the failure to realize currently projected income from the Company’s remaining licensing properties;

•	the possibility that IRS audits the Company’s 2002 consolidated income tax return and determines that all or a material part of the refunds received in 2003 were erroneously refunded;

•	changes in the interest rate environment;

•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which Refac is located, may be less favorable than expected; and

•	changes may occur in the securities markets.

Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company’s expectations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2003, the Company had investments held to maturity (including restricted investments held to maturity) of $33,425,000 primarily consisting of U.S. Treasury Notes with original maturities at the date of purchase of six months or less. These highly liquid investments are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Because the Company has the positive intent and ability to hold these investments until maturity, it does not expect any decline in value of its investments caused by market interest rate changes. As of December 31, 2003, the Company also had $1,000,000 in variable cumulative preferred stock from a single issuer with a dividend rate which is determined by an auction method every forty-nine days. Given the nature of this security, the Company does not believe the principal amount of this investment is subject to material risk. Declines in interest rates over time will, however, reduce our interest or dividend income. The Company has no derivative instruments, debt, or foreign operations. We do not use derivative financial instruments in our investment portfolio.

Item 8.    Financial Statements

REFAC

BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$799	$3,330
Royalties and accounts receivable	478	667
Notes receivable—current portion	302	296
Investments being held to maturity	28,682	11,714
Income taxes receivable	636	3,909
Prepaid expenses and other current assets	899	485

Total current assets	31,796	20,401

Property and equipment—net	777	1,184
Available for sale securities	1,000	—
Notes receivable	205	424
Deferred incentive compensation	34	1,666
Deferred income taxes and other assets	468	617
Restricted investments being held to maturity	4,743	—

Total Assets	$39,023	$24,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,093	$598
Deferred revenue	145	135
Other liabilities	198	219

Total current liabilities	1,436	952

Deferred incentive compensation	946	2,000
Commitments and Contingencies
Temporary Equity	4,743	—
Stockholders’ Equity
Common stock, $.10 par value; authorized 20,000,000 shares; issued 5,453,637 as of December 31, 2002	—	545
Common stock, $.001 par value; authorized 20,000,000 shares; issued 7,006,049 as of December 31, 2003	7	—
Additional paid-in capital	22,742	9,991
Retained earnings	9,673	25,043
Treasury stock, at cost, 22,656 shares of common stock, $.001 par value in 2003 and 1,655,626 shares of common stock, par value $.10 in 2002	(159)	(13,874)
Receivable from issuance of common stock	(365)	(365)

Total stockholders’ equity	31,898	21,340

Total Liabilities and Stockholders’ Equity	$39,023	$24,292

The accompanying notes are an integral part of these financial statements.

REFAC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues
Licensing-related activities	$1,774	$2,041	$3,012
Realized gains on licensing-related securities	—	—	1,813
Dividend income from licensing-related securities	—	—	15
Gain on sale of licenses	—	4,374	—
Dividend and interest income	323	147	649
Related party consulting services	30	—	—

Total revenues	2,127	6,562	5,489

Costs and Expenses
Licensing-related activities	119	273	672
Selling, general and administrative expenses	4,216	2,366	589

Total costs and expenses	4,335	2,639	1,261

Income (loss) before provision for taxes on income	(2,208)	3,923	4,228
Provision (benefit) for taxes on income	(674)	1,412	1,464

Net income (loss) from continuing operations	(1,534)	2,511	2,764
Gain (loss) from discontinued operations—net of provision (benefit) for taxes of $21, ($5,017) and ($756), respectively	38	(1,697)	(1,680)
Cumulative effect of change in accounting principle—net of $1,073 tax benefit	—	(2,083)	—

Net income (loss)	($1,496)	($1,269)	$1,084

Basic earnings (loss) per share:
From continuing operations	($0.27)	$0.66	$0.73
From discontinued operations	$0.01	($0.44)	($0.44)
From cumulative effect in change in accounting principle	—	($0.55)	—

Total	($0.26)	($0.33)	$0.29

Basic weighted average shares outstanding	5,717,128	3,796,429	3,795,261

Diluted earnings (loss) per share:
From continuing operations	($0.27)	$0.66	$0.73
From discontinued operations	$0.01	($0.44)	($0.44)
From cumulative effect in change in accounting principle	—	($0.55)	—

Total	($0.26)	($0.33)	$0.29

Diluted weighted average shares outstanding	5,717,128	3,812,302	3,802,579

The accompanying notes are an integral part of the consolidated financial statements.

REFAC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands)

	Years Ended December 31,
	2003	2002	2001
Net income (loss)	($1,496)	($1,269)	$1,084
Other comprehensive income (loss), net of tax
Reclassification adjustment for unrealized holding gains on licensing-related securities, net	—	—	(1,246)
Comprehensive loss	($1,496)	($1,269)	($162)

The accompanying notes are an integral part of the consolidated financial statements.

REFAC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities
Net income (loss)	($1,496)	($1,269)	$1,084
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	422	207	1,014
Realized gains on sale of licensing-related securities	—	—	(1,813)
Loss on disposal of assets		1,003	—
Cumulative effect of changing method of accounting for goodwill	—	3,156	—
Additional impairment of goodwill	—	2,811	—
Impairment of long-lived assets	—	115	—
Deferred income taxes and other assets	149	(238)	(2)
Write-down of long-lived assets	—	—	28
Compensation expense related to director options	48	—	—
Loss on sale of assets	6	—	—
Loss associated with appraisal rights settlement	29	—	—
(Increase) decrease in assets:
Royalties and accounts receivable	189	2,977	(1,460)
Prepaid expenses and other current assets	(414)	(96)	100
Inventory	—	2,140	(2,049)
Security deposit	—	—	68
Income taxes receivable	3,273	(3,909)	—
Deferred incentive compensation	1,632	(1,666)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	495	(588)	76
Deferred revenue	10	(180)	—
Deferred incentive compensation	(1,054)	2,000	—
Other liabilities	(21)	(75)	(191)
Incomes taxes payable	—	—	131

Net cash provided by (used in) operating activities	3,268	6,388	(3,014)

Cash Flows from Investing Activities
Proceeds from sales of licensing-related securities	—	—	2,020
Proceeds from (purchase of) investments being held to maturity	(21,711)	(11,069)	4,448
Purchase of available for sale securities	(1,000)	—	—
Payment of Human Factors Industrial Design purchase price	—	—	(100)
Proceeds from (issuance of) Notes receivable	213	(720)	—
Proceeds on disposal of assets	2	72	18
Additions to property and equipment	(24)	(48)	(360)

Net cash provided by (used in) investing activities	(22,520)	(11,765)	6,026

Cash Flows from Financing Activities
Proceeds from sale of common stock	16,869	—	—
Appraisal rights settlement cost	(187)	—	—
Proceeds from repayment of officer loan	—	10	—
Proceeds from exercise of stock options	39	7	—

Net cash provided by financing activities	16,721	17	—

Net increase (decrease) in cash and cash equivalents	(2,531)	(5,360)	3,012

Cash and cash equivalents at beginning of period	3,330	8,690	5,678

Cash and cash equivalents at end of period	$799	$3,330	$8,690

Income taxes paid	—	$83	$680

For supplemental disclosure of non-cash investing and financing activities, see Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

REFAC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock Par Value $.10		Common Stock Par Value $.001		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Receivable from Issuance of Common Stock	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount			Shares	Amount
Balance, December 31, 2000	5,450,887	$545			$9,984	$25,228	1,655,626	($13,874)	($375)	$1,246
Net income						1,084
Other comprehensive loss										(1,246)

Balance, December 31, 2001	5,450,887	$545			$9,984	$26,312	1,655,626	($13,874)	($375)	—
Issuance of common stock upon exercise of stock options	2,750	—			7
Net loss						(1,269)
Repayment of note receivable from officer									10

Balance, December 31, 2002	5,453,637	$545			$9,991	$25,043	1,655,626	($13,874)	($365)	—
Issuance of common stock upon exercise of stock options	1,500	—			4
Merger	(5,455,137)	(545)	3,512,006	4	542	(13,874)	(1,655,626)	13,874
Modification of non-employee director stock options					48
Appraisal rights settlement					(14)		22,656	(159)
Issuance of common stock upon exercise of stock options			2,000	—	35
Stock issuance to Palisade			3,469,387	3	16,878
Net Loss						(1,496)

Balance, December 31, 2003	—	—	6,983,393	$7	$22,742	$9,673	22,656	($159)	($365)	—

The accompanying notes are an integral part of the consolidated financial statements.

REFAC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except for share and per share data)

Note 1—Business and Summary of Significant Accounting Policies

For most of its history, Refac (the “Company”) was engaged in intellectual property licensing activities. During the period from 1997 to 2002, it has also engaged in product development and graphic design and has invested these creative resources, together with its licensing skills, in certain product development ventures. The Company operates solely in the United States.

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

On August 19, 2002, the Company entered into a merger agreement with Palisade Concentrated Equity Partnership, L.P. (“Palisade”), which provided for the merger (the “Palisade Merger”) of a Palisade subsidiary with the Company. On February 28, 2003, the Company’s stockholders adopted the merger agreement, as amended, (the “Palisade Merger Agreement”) and the Palisade Merger was consummated. See Note 2.

On March 28, 2003, the Company entered into a stock purchase agreement with Palisade, which closed on May 19, 2003. Pursuant thereto, Palisade acquired an additional 3,469,387 new shares of the Company’s common stock, at a price of $4.90 per share, or an aggregate price of approximately $17,000. Following the completion of the stock purchase transaction, Palisade’s ownership increased to approximately 90% of the Company’s outstanding shares. The purpose of the stock purchase transaction was to provide the Company with additional capital for making acquisitions.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Creative Consulting Services and Manufacture and Marketing of Consumer Products groups are included in the statement of operations as discontinued operations, net of taxes, as they have been sold pursuant to the Company’s repositioning.

The Company’s operations in the licensing of intellectual property rights are not considered held for sale because of the Company’s intent to manage certain outstanding licensing-related agreements through their termination. While the Company’s licensing operations are still considered a continuing business, it has not undertaken any new technology licensing projects during the current or preceding five fiscal years and, given the Palisade Merger, it is highly unlikely that it will undertake any such projects in the future. The statement of operations reflects the results of the licensing of intellectual property rights in its results of continuing operations.

On January 27, 2004, the Company announced that it will focus its acquisition efforts on opportunities in the asset management sector of the financial services industry. The Company also announced that it has engaged a leading provider of executive search services to identify opportunities in this segment and to recruit individuals and/or teams within the industry to join the Company and build this business. See Note 12.

B.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As of December 31, 2002, the Company did not have any subsidiaries.

REFAC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except for share and per share data)

C.    Investments

The Company categorizes and accounts for its investment holdings as “Held to maturity securities” or “Available for sale securities.” Held to maturity securities are recorded at their amortized cost. This categorization is based upon the Company’s positive intent and ability to hold these securities to maturity. Available for sale securities are recorded at cost which approximates fair value due to the nature of the instrument. Dividends from such securities are reported in dividend and interest income.

D.    Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”. Deferred income taxes arise from temporary difference in the basis of assets and liabilities for financial reporting and income tax purposes. SFAS 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In forming a conclusion as to a valuation allowance, the Company reviews and considers all available positive and negative evidence, including the Company’s current and past performance, the market environment in which the company operates, length of carryback and carryforward periods and existing business or acquisitions that will result in future profits.

E.    Stock Based-Compensation

The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of Accounting Principles Board (“APB”) Opinion No. 25 (see Note 8). Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of our plans are granted with an exercise price equal to the fair market value on the date of the grant. The following table presents the effect on the Company’s net earnings and earnings per share for the years ended December 31, 2003, 2002 and 2001 had it adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.”

	2003	2002	2001
Net income (loss), as reported	($1,496)	($1,269)	$1,084
Less: Total stock-based employee and director compensation expense determined under fair value based on methods for awards granted, modified, or settled, net of related tax effects	(150)	(220)	(306)
Add: Additional compensation expense for modification of non-employee director stock options, net of related tax effect	48	—	—
Pro forma net income (loss)	($1,598)	($1,489)	$778
Earnings per share, as reported
Basic	($0.26)	($0.33)	$0.29
Diluted	($0.26)	($0.33)	$0.29
Pro forma earnings per share
Basic	($0.28)	($0.39)	$0.21
Diluted	($0.28)	($0.39)	$0.21

There were no options granted in 2002. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for

REFAC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except for share and per share data)

grants in 2003 and 2001, respectively: no dividend yields; expected volatility of 56 and 60 percent; risk-free interest rates of 2.5 and 4.6 percent; and expected lives of 4.5 and 5 years. The weighted-average fair value of options granted were $2.20 and $1.39 per share for the years ended December 31, 2003 and 2001, respectively.

F.    Earnings Per Share

The following reconciles basic and diluted shares used in earnings per share computations:

	2003	2002	2001
Basic shares	5,717,128	3,796,429	3,795,261
Dilution: Stock options and warrants	—	15,873	7,318
Diluted shares	5,717,128	3,812,302	3,802,579

There are 139,500 options excluded from the earnings per share computation for the twelve month period ended December 31, 2003, since their effect would be anti-dilutive. In 2002 and 2001, options to purchase 152,500 and 640,750 shares of common stock, respectively, were not included in the computation of diluted net income per share because the exercise prices of those options were greater than the average market price of the common stock.

G.    Consolidated Statement of Cash Flows

The Company considers all highly liquid investments and debt instruments purchased with an original maturity of three months or less to be cash equivalents.

H.    Revenue Recognition

Royalty revenue is recognized when the licensee sells the product or as otherwise provided for in the license agreement. Nonrecurring lump sum payments that represent settlements of patent infringement claims are recognized when the settlements occur and collectibility is reasonably assured. Consulting revenues are recognized as services are performed.

I.    Using Estimates in Financial Statements

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

J.    Intangibles

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

REFAC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except for share and per share data)

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

The Company amortized goodwill under its current method through December 31, 2001. Commencing January 1, 2002, it no longer amortized goodwill. In 2001, the goodwill annual and quarterly amortization amounted to $348 and $87, respectively. As of June 30, 2002, the Company performed a transitional fair value based impairment test and recorded an impairment loss at January 1, 2002, as a cumulative effect of a change in accounting principle. In addition, the Company recorded an impairment loss in the fiscal quarter ended June 30, 2002.

As of December 31, 2003, the only intangible assets on the Company’s books were patents with a net book value of $3.

K.    Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for on a straight-line basis with the estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the lives of the respective leases.

L.    Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform them to the current presentation.

M.    Comprehensive Loss

Comprehensive loss consists of net income or loss for the period as well as income, expenses, gains and losses arising during the period that are included in separate components of equity. It includes the unrealized gains and losses on the Company’s licensing-related securities, net of taxes, and the reclassification of prior year unrealized gains and losses on securities that are sold in the subsequent year.

N.    Fair Value of Financial Instruments

The Company’s financial instruments principally consist of cash and cash equivalents, notes receivable and marketable securities. The carrying amount of cash and cash equivalents approximate fair value due to the short-term maturity of the instruments. Notes Receivable are recorded at fair value due to the interest rates on these notes approximating current market interest rates. Marketable securities include investments held to maturity and available for sale securities. Investments held to maturity are recorded at amortized cost, which approximates fair value, because their short-term maturity results in the interest rates on these securities approximating current market interest rates. Available for sale securities are recorded at cost which approximates fair value due to the nature of the instrument.

REFAC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except for share and per share data)

Note 2—Palisade Merger

On February 28, 2003, the Company completed a merger with a wholly-owned subsidiary of Palisade which is referred to herein as the Palisade Merger. Under the terms of the Palisade Merger, for each share of the Company’s common stock, par value $.10 per share (“Old Refac Common Stock”), owned immediately prior to the effective time of the merger, stockholders (other than Palisade and stockholders who properly exercised appraisal rights) received or are expected to receive (i) $3.60 in cash, (ii) 0.2 shares of common stock, par value $.001 per share (“Common Stock”), and (iii) the non-transferable right (the “Payment Right”) to sell the shares of the Common Stock to the Company for a price (the “Payment Amount”) which depends upon the Company’s liquid distributable assets (“LDA”) as of June 30, 2005. This right to sell the shares is limited to stockholders who held their shares at the completion of the Palisade Merger and continue to hold their shares until the amount of liquid distributable assets at June 30, 2005 is determined.

The Company has treated the Palisade Merger as a recapitalization for accounting purposes and has adjusted the difference in the par value of the Old Refac Common Stock and the Common Stock from common stock to additional paid-in capital. Pursuant to the Palisade Merger Agreement, the treasury stock owned by the Company at the effective time of the Palisade Merger has been cancelled with a corresponding decrease to the Company’s retained earnings.

As the Payment Right represents a non-transferable right of stockholders to sell to the Company their shares of Common Stock received in the Palisade Merger for cash, the estimated Payment Amount ($7.03 per share as of December 31, 2003) has been reflected on the balance sheet as temporary equity with a similar amount reducing additional paid-in capital. Subsequent changes in the estimated Payment Amount through June 30, 2005, computed on a quarterly basis, will increase or decrease the temporary equity amount with an offsetting increase or decrease in additional paid-in capital.

Pursuant to the Palisade Merger Agreement, the Company has restricted a portion of its investments being held to maturity to maintain the Contingent Fund (as defined in the merger agreement) reserved to pay the Payment Amount.

In April 2003, the Company settled a claim with dissenting stockholders who had demanded appraisal rights in connection with the Palisade Merger. Under the terms of the settlement, the Company purchased the 113,280 shares of Old Refac Common Stock held by such dissenting stockholders for $595 or $5.25 per share. The Company then exchanged these shares for the merger consideration consisting of $408 and 22,656 shares of Common Stock. No other stockholders have appraisal rights with respect to the Palisade Merger.

Note 3—Related Party Transactions

PCM on behalf of itself and/or its portfolio companies requests, from time to time, that the Corporation provide certain consulting services. In consideration for these services, PCM pays the Company a basic monthly retainer of $5, subject to quarterly adjustment, by mutual agreement, at the end of each calendar quarter to reflect the services rendered during such quarter. Either party has the right to terminate this agreement at any time without any prior notice. Under this arrangement, the Company has earned $30 with respect to services rendered during 2003 of which $5 is outstanding at December 31, 2003.

As of February 2004, the Corporation has agreed to provide consulting services directly to Neurologix, Inc., a public company in which PCM beneficially owns approximately 30% of the outstanding capital stock at a basic monthly retainer of $5. Either party has the right to terminate this agreement at any time without any prior notice.

REFAC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except for share and per share data)

Other related party transactions include management indebtedness (see Note 5B), a subleasing arrangement with Palisade Capital Securities, LLC (“PCS”), an affiliate of Palisade and PCM, under which it is occupying approximately 1,185 gross rentable square feet (see Note 5A) and maintenance of brokerage accounts at PCS for the Company’s marketable securities (principally, treasury notes being held to maturity).

Note 4—Income Taxes

Tax Refund—During 2003, the Company received federal income tax refunds of $4,254 resulting from carrying back a net capital loss incurred in 2002 with respect to its sale of Refac International, Ltd. (“RIL”) and its 2002 net operating loss. Even though the Company has received these tax refund payments, it remains subject to Internal Revenue Service (“IRS”) audit with respect thereto and, should there be an assessment for any amounts determined to have been erroneously refunded, interest would be payable on the amount assessed. While the Company believes that its 2002 tax return and refund claim are correct, the calculation of the Company’s tax basis in RIL is subject to complex IRS regulations and the Company has established a reserve of approximately $275 as of December 31, 2003 pending the passage of the statute of limitations or the outcome of any audit that the IRS may initiate.

Income Taxes Receivable— The Company’s income tax receivable as of December 31, 2003 is based upon its ability to carry back its 2003 net operating loss for federal income tax purposes to a prior tax year.

Income Tax Provision—The provision (benefit) for taxes on income from continuing operations for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Federal	($730)	$2,167	$1,564
Deferred	96	(847)	(143)
State and local	(40)	92	21
Foreign withholding	—	—	22
	($674)	$1,412	$1,464

The provision (benefit) for taxes on income from continuing operations for the years ended December 31, 2003, 2002 and 2001 differed from the amount computed by applying the statutory federal income tax rate of 34% as follows:

	2003	2002	2001
Statutory rate	(34%)	34%	34%
Permanent differences related to merger	5%	—	—
State and local	(2%)	2%	1%

Provision (benefit) for taxes on income	(31%)	36%	35%

REFAC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except for share and per share data)

Deferred Taxes—Deferred income taxes arise from temporary differences in the basis of assets and liabilities for financial reporting and income tax purposes. The tax effect of temporary differences that gave rise to deferred tax assets are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Assets transferred to the Company from former subsidiaries	$512	$777
Management incentive compensation	391	113
Deferred rent and compensation	75	71
Federal and state net operating loss carryforwards	173	—

Total deferred tax assets	1,151	961
Valuation allowance	(297)	—

Net deferred tax assets	$854	$961

As of December 31, 2003, the Company had deferred tax assets relating to the State of New Jersey aggregating $315 of which $169 is attributable to a New Jersey net operating loss carryforward of $1,881 which can be applied against any New Jersey taxable income the Company might earn during the seven year period ending December 31, 2010. The Company is currently focusing its acquisition efforts in the asset management sector of the financial services industry, and at this point, it cannot determine whether this business will generate any New Jersey taxable income. Due to such uncertainty, the Company has estimated that only $18 of its $315 New Jersey related deferred taxes assets will be realized and has established a valuation allowance to cover the $297 difference. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

As of December 31, 2003, the Company had federal deferred tax assets aggregating $836 of which $4 is attributable to a federal net operating loss carryforward of $11 which can be used during the twenty year period ending 2023. No valuation allowance has been taken for the Company’s federal deferred tax assets. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

Note 5—Commitments and Contingent Liabilities

A.    Commitments

The Company has commitments under leases covering its facilities. In May 1999, the Company relocated its corporate offices and creative studio to newly constructed leased facilities in Edgewater, New Jersey. This lease expires on November 16, 2009 and provides for two successive five-year renewal options. In October 2001, the Company subleased a portion of its Edgewater facility, together with furniture, for an annualized payment of $270 through May 2005. In connection with the sale of the Company’s Graphic Design Group, the Company also entered into a sublease with the acquiring company for 3,492 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. As of December 31, 2003, the rent for the remaining term of the sublease was $483. In connection with the sale of the Company’s Product Design Group, the Company entered into a sublease with the acquiring company for 9,574 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. As of December 31, 2003, the rent for the remaining term of this sublease was $1,471.

In February 2003, the Company and its landlord amended the master lease to reduce the rentable square footage by 9,757 square feet and the aggregate rent payable over the remaining term of the lease by $840. Taking

REFAC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except for share and per share data)

this amendment into account, the annual rent due under the lease in 2004 and thereafter is $446 subject to a maximum cost of living increase of 2.5% per annum.

The Company relocated its corporate office on May 1, 2003 to Fort Lee, New Jersey where it is occupying approximately 1,185 gross rentable square feet under a 33 month sublease with Palisade Capital Securities, LLC (“PCS”), an affiliate of PCM, which has a current monthly rent of $3. By lease, which became effective on January 21, 2004 and was amended on March 12, 2004, the Company has a direct lease with the landlord for larger space in this building encompassing 4,751 gross rentable square feet and expects to move into such premises when construction is completed on or about June 1, 2004. At such time, its sublease with PCS will terminate. The lease expires on May 31, 2009 and provides for a five-year renewal option. The expected rent for the entire term of the sublease is $677, subject to escalations. Under the lease, the Company is required to pay $55 toward the construction of the premises.

Net rental expense (income) covering all Company facilities was approximately ($84) (net of sublease income of $592), $257 (net of sublease income of $360) and $476 (net of sublease income of $68) for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003, for fiscal 2004 through fiscal 2008 and thereafter are $483 in 2004, $487 in 2005, $454 in 2006, $446 in 2007, $453 in 2008 and $390 thereafter. These future minimum lease payments do not include future sublease rental income for fiscal 2004 through fiscal 2008 and thereafter of $598 in 2004, $449 in 2005, $337 in 2006, $342 in 2007, $342 in 2008 and $332 thereafter.

B.    Employment Agreements and Incentive Compensation

The Company is party to an employment contract with its President and Chief Executive Officer, which became effective upon the completion of the Palisade Merger, and, as amended and restated, has a term ending on March 31, 2005. During the term, the officer is entitled to an annual base salary of $300. Upon completion of the Palisade Merger, the officer received a signing bonus of $800 and is entitled to retention payments totaling $500 payable in fifteen (15) equal consecutive monthly installments of $33 each commencing on January 1, 2004. In addition, he is entitled to incentive compensation equal to an aggregate of 16% of “GLDA.” “GLDA” is defined in the employment agreement as the sum of the following:

•	the liquid distributable assets of the Company as of June 30, 2005, as calculated under the merger agreement, plus

•	the signing bonus, retention and incentive compensation payments paid or payable to him and the signing bonus and incentive compensation payments paid or payable to the Company’s Vice President as a result of the Palisade Merger, less

•	the sum of $17,844.

In 1996, the officer exercised options previously granted under the Company’s 1990 Stock Option Plan to purchase 100,000 shares of Old Refac Common Stock. In connection with such exercise, the Company provided the officer with a loan of $375 (which was reduced to $365 after the officer paid back $10). The note, as modified in March 2002, bears interest at the rate of 6% per annum and is payable in ten (10) equal annual installments commencing on December 31, 2004.

The Company is also party to an employment contract with its Vice President and Chief Financial Officer. As amended and restated, the officer’s current employment agreement became effective upon the completion of

REFAC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except for share and per share data)

the Palisade Merger, and has a term ending on March 31, 2005. During the term, the officer is entitled to an annual base salary of $175. Upon completion of the Palisade Merger, the officer received a signing bonus of $314. In addition, he is entitled to the payment of incentive compensation equal to an aggregate of 4% of “GLDA.” “GLDA” is determined in the same manner as under the President and Chief Executive Officer’s employment agreement.

As a result of such amendments to the employment agreements, these officers received signing bonuses aggregating $1,114 on February 28, 2003. Additionally, as of December 31, 2003, the Company estimated that the management incentive compensation payable could aggregate $846. A deferred asset which was originally recorded in an amount equal to the estimated incentive compensation payable (subject to quarterly adjustment) is being amortized over the thirteen month period ending March 31, 2004. An amendment to the President and Chief Executive Officer’s agreement in November 2003 extended the term from March 31, 2004 to March 31, 2005 and recast the payment schedule for the retention bonuses. Such retention payments aggregating $500 which had been scheduled to be paid prior to March 31, 2004 are now be payable in fifteen (15) equal consecutive monthly installments of $33 with the first installment becoming due on January 1, 2004. As of October 31, 2003, the Company’s financial statements reflected an unamortized balance for such retention bonuses of $192. Commencing November 2003, this balance is being amortized over the extended employment agreement term at a monthly amortization of $11.

C.    Deferred Compensation/Post-Retirement Benefits

On December 13, 1996, the Company entered into a retirement agreement with its then Chairman and Chief Executive Officer. For a period of three years, from July 1, 1997 to June 30, 2000, the former chairman acted as a consultant to the Company. The retirement agreement also provides for an annuity of $100 per annum during his life; medical and health benefits for him and his spouse during their lives; and office facilities, equipment and personnel support for two years following his consulting services. In 1996, the Company expensed $445 for such retirement benefits, which represented the present value of the expected payments, following the consultancy period, based upon his then estimated life expectancy and recorded the corresponding liability. The Company began making payments during the second half of 2000 which had the effect of reducing the liability to zero as of December 31, 2003. Starting in January 2004, any payments will be treated as a current charge in the year made.

Note 6—Investments Held to Maturity, Available for Sale Securities and Licensing-Related Securities

Investments held to maturity at December 31, 2003 consist of U.S. Treasury Notes with an amortized cost of $33,425. All U.S. Treasury Notes mature in 2004. Pursuant to the Palisade Merger Agreement the Company has restricted $4,743 of its investments being held to maturity to maintain the Contingent Fund (as defined in the Palisade Merger Agreement). This amount is being shown as a long-term asset on the balance sheet as the related Payment Right is not determinable and payable until after June 30, 2005 (See Note 2). Investments held to maturity at December 31, 2002 consisted of U.S. Treasury Notes and corporate bonds with an amortized cost of $11,714.

Available for sale securities at December 31, 2003 consist of $1,000 of variable cumulative preferred stock from a single issuer with a dividend rate which is determined by an auction method every forty-nine days. The Company completed a planned liquidation of its licensing-related securities, (i.e. KeyCorp common stock which it acquired in connection with its licensing activities) during the quarter ended June 30, 2001. Accordingly, it did not own any licensing-related securities at December 31, 2003, 2002 and 2001. The realized gains for licensing-related securities accounted for on a first-in, first-out basis for the year ended December 31, 2001 was $1,813.

REFAC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except for share and per share data)

Note 7—Property and Equipment

Property and equipment consists of the following:

	December 31,
	2003	2002
Leasehold improvements	$876	$1,209
Furniture and fixtures	289	288
Computer software and equipment	61	52
Office and other equipment	12	13
	$1,238	$1,562

Less accumulated depreciation	(461)	(378)

	$777	$1,184

Note 8—Stockholders’ Equity

Stock Option Plans

The Company measures compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25.

In May 1990, stockholders approved the 1990 Stock Option and Incentive Plan (the “1990 Plan”) that authorized the issuance of up to 300,000 shares of the Company’s pre-merger common stock, par value $.10 per share (“Old Refac Common Stock”), and, in May 1997, the 1990 Plan was amended to provide for a 100,000 share increase in the number of authorized shares. As of March 14, 2000, no further grants were allowed under the 1990 Plan. Upon the closing of the Palisade Merger, the 1990 Plan was terminated.

In May 1998, the stockholders approved the 1998 Stock Option and Incentive Plan (the “1998 Plan”) that authorized the issuance of up to 300,000 shares of Old Refac Common Stock. On January 23, 2003, the 1998 Plan was amended, effective as of the Palisade Merger, to provide that in the event that the services of a non-employee director terminate for any reason, all director options that are outstanding and held by such non-employee director at the time of such termination shall remain exercisable by such non-employee director for the remainder of the original term of such director option. As a result of this amendment, the options held by certain directors were remeasured and a compensation expense of approximately $48 was recorded in the year ended December 31, 2003. Upon the closing of the Palisade Merger, the 1998 Plan was terminated.

In addition to the 1990 Plan and the 1998 Plan outlined above, on January 21, 1998, the Company granted an employee options to purchase 50,000 shares of “Old Refac Common Stock” which were canceled in January 2002. Stock options to purchase 40,000 and 10,000 shares were granted to non-executive directors in 2001 and 2000, respectively. Warrants to purchase 200,000 shares of Old Refac Common Stock which were issued in 1997 expired in April 2002 and non-qualified stock options to purchase 165,000 shares of Old Refac Common Stock issued in 1997 have been cancelled as of December 2003.

REFAC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except for share and per share data)

The table below summarizes all option activity for the pre-merger options with respect to the Old Refac Common Stock, excluding the warrant:

	2003	Weighted Average Exercise Price	2002	Weighted Average Exercise Price	2001	Weighted Average Exercise Price
Outstanding at beginning of year	244,000	$6.32	485,750	$6.88	646,750	$7.09
Options granted	—	—	—	—	51,500	2.51
Options exercised	(11,500)	3.42	(2,750)	2.70	—	—
Options canceled	—	—	(239,000)	7.49	(212,500)	6.47

Outstanding at end of year	232,500	6.47	244,000	6.32	485,750	6.88

Exercisable at end of year	232,500	$6.47	244,000	$6.32	271,500	$8.46

The following table summarizes all option data for the pre-merger options with respect to the Old Refac Common Stock as of December 31, 2003:

Price Range Minimum	Maximum	Outstanding at December 31, 2003	Weighted Average Contract Life (Years)	Weighted Average Exercise Price	Exercisable at December 31, 2003	Weighted Average Exercise Price
$2.50	$3.50	90,000	4.81	$2.71	90,000	$2.71
$3.51	$4.70	7,500	5.96	$3.81	7,500	$3.81
$4.71	$7.10	10,000	4.96	$6.88	10,000	$6.88
$7.11	$9.50	125,000	3.20	$9.30	125,000	$9.30

Total		232,500	3.99	$6.47	232,500	$6.47

Pursuant to the Palisade Merger Agreement, upon the exercise of any pre-merger options, the optionee is entitled to receive the following: (i) if the option is exercised on or prior to June 30, 2005, the Merger Consideration as defined in the Palisade Merger Agreement or (ii) if the option is exercised after June 30, 2005, $3.60 in cash (from Palisade) and 0.2 shares of the Company’s post-merger common stock, par value $.001 per share (“Common Stock”).

In June 2003, the stockholders approved the 2003 Stock Option and Incentive Plan (the “2003 Plan”) that authorizes the issuance of up to 500,000 shares of Common Stock. The 2003 Plan authorizes the issuance of various incentives to employees (including officers and directors) including stock options, stock appreciation rights, and restricted performance stock awards. The 2003 Plan allows the Board to determine type, shares and terms of the grants. The table below summarizes all option activity for options granted after the Palisade Merger:

	2003	Weighted Average Exercise Price
Outstanding at beginning of year	—	—
Options granted	150,000	4.64
Options exercised	—	—
Options canceled	—	—
Outstanding at end of year	150,000	4.64
Exercisable at end of year	50,000	$4.64

REFAC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except for share and per share data)

The following table summarizes the data, as of December 31, 2003, for options granted after the Palisade Merger:

Price Range Minimum	Maximum	Outstanding at December 31, 2003	Weighted Average Contract Life (Years)	Weighted Average Exercise Price	Exercisable at December 31, 2003	Weighted Average Exercise Price
$3.50	$4.70	110,000	9.39	$4.50	36,667	$4.50
$4.71	$5.90	40,000	4.86	$5.02	13,333	$5.02

Total		150,000	8.18	$4.64	50,000	$4.64

The following table summarizes all equity compensation plan information as of December 31, 2003, adjusted to reflect the terms of the Palisade Merger with respect to the pre-merger options granted under the 1990 and 1998 Plans. All of the Company’s equity compensation plans have been approved by securityholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
1990 Plan	25,000	$9.30	—
1998 Plan	21,500	$3.18	—
2003 Plan	150,000	$4.64	350,000
Total	196,500	$5.07	350,000

Preferred Stock

The Company has 1,000,000 shares of preferred stock, $.001 par value per share, authorized and none issued.

Note 9—Concentrations and Foreign Source Income

The Company has a contract with Patlex Corporation which accounted for approximately 56%, 20% and 34% of the Company’s total revenues from continuing operations for 2003, 2002 and 2001, respectively. The Company’s income from its contract with Patlex is variable and is based upon revenues derived by Patlex from the licensing of two laser patents. The more significant of the two patents licensed by Patlex Corporation is the Gas Discharge Laser Patent, which expires in November 2004. The other patent expires in May 2005.

Foreign source revenues of domestic operations from licensing-related activities amounted to:

	2003	2002	2001
Europe	—	$290	$649
Asia	—	56	194

Total	—	$346	$843

REFAC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except for share and per share data)

Note 10—Wrench versus Taco Bell Litigation

By Agreement, dated as of January 31, 2002, the Company and Ms. Arlene Scanlan, who was then President of Refac Licensing, Inc. (“RL”), agreed to a termination of her employment agreement and stock options and to a conveyance of her 19% interest in RL to the Company. This termination agreement also requires Ms. Scanlan to pay the Company 50% of the first $3,000 that she, or any entity controlled by her, may receive relating to a certain lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. which was filed in the United States District Court for the Western District of Michigan. On June 4, 2003, the jury awarded $30,000 to the plaintiffs and, on September 30, 2003, the Court amended the judgment to include pre-judgment interest of $12,000. Based upon Ms. Scanlan’s interest in this judgment, when and if the judgment is paid, the Company would be entitled to the maximum of $1,500. While YUM! Brands, Inc. (“YUM”), which owns Taco Bell, has recorded a charge of $42,000 in its financial statements, it maintains that the plaintiff’s claims are without merit and has appealed the verdict to the Sixth Circuit Court of Appeals. Due to the uncertainty as to the ultimate outcome of this litigation, the Company has not accrued any income with respect thereto.

Note 11—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	Years Ended December 31,
	2003	2002
Accounts payable	$11	$109
Amounts payable under service agreements	26	78
Deferred incentive compensation—current portion	400	—
Accounting and auditing	77	210
Deferred rent	87	152
Legal	46	—
Payroll	100	—
Tax reserve	275
Other	71	49

Total	$1,093	$598

Note 12—Asset Management

On January 27, 2004, the Company announced that it will focus its acquisition efforts on opportunities in the asset management sector of the financial services industry. The Company also announced that it has engaged a leading provider of executive search services to identify opportunities in this segment and to recruit individuals and/or teams within the industry to join the Company and build this business. The agreement provides for a non-refundable retainer of $300, which is payable in four consecutive, equal monthly payments starting on January 27, 2004 and is creditable against a success-based fee based upon the first year total cash compensation of the team members recruited. The amounts paid to the executive search firm will be amortized over a five month period, which is the expected service period for the executive search firm, beginning February 1, 2004.

The Company also granted to the principal of the search firm an option to purchase 25,000 shares of the Company’s common stock at a per share exercise price equal to the fair market value of the Company’s common

REFAC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except for share and per share data)

stock on the date of grant of $5.02. The option vests upon the first anniversary date of the closing of the transaction contemplated in the engagement agreement and has a term of five years from the date of grant.

Note 13—Business Combinations and Intangible Assets—Accounting for Goodwill

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

During the quarter ended June 30, 2002, the Company completed the steps required to value the carrying value of goodwill existing at January 1, 2002. As a result, a non-cash charge of $2,083, net of tax, or ($0.55) per share was recorded as a cumulative effect of change in accounting principle in the statement of operations for the six months ended June 30, 2002. At June 30, 2002, the Company designated the Creative Consulting Services and Manufacture and Marketing of Consumer Products segments as Assets Held for Sale under provisions of SFAS 144. Based on actual terms of the sale of the Graphic Design Group (see Note 15A), which took place on August 5, 2002, and terms that were then being discussed with Product Genesis, LLC (see Note 15D), the Company determined the fair value of the reporting units were less than the book values and recorded a goodwill impairment charge of $2,811. The Company has recorded this impairment charge, net of tax benefits, in losses from discontinued operations in the fiscal quarter ended June 30, 2002. The Company subsequently sold the Product Design Group on September 20, 2002.

The following pro forma table shows the effect of amortization expense and the cumulative effect of change in accounting principle on the Company’s net income (loss) recorded, as follows:

	Years Ended December 31,
	2002	2001
Reported net income (loss)	($1,269)	$1,084
Cumulative effect of change in accounting principle, net of tax	(2,083)	—
Amortization expense	—	309
Adjusted net income	$814	$1,393
Reported income (loss) per share—Basic and Diluted	($0.33)	$0.29
Adjustment for cumulative effect of change in accounting principle— Basic and Diluted	(0.55)	—
Adjustment for amortization expense—Basic and Diluted	—	$0.08
Adjusted income per share—Basic and Diluted	$0.22	$0.37

Note 14—Accounting for the Impairment or Disposal of Long-lived Assets

The Company has historically estimated the recoverability of its long-term assets by consideration of the estimated future undiscounted cash flow from the operations of the business segments to which those long-term assets relate.

REFAC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except for share and per share data)

As of January 1, 2002, the Company adopted the provisions of SFAS 144, and now evaluates the recoverability of its long-term assets under the provisions of SFAS 144. While such provisions retain the considerations the Company has previously made in evaluating the recoverability of its long-term assets as discussed above, SFAS 144 provides an additional triggering event to require an impairment test—a current expectation that, more likely than not, a long-term asset or asset group will be sold or disposed of significantly before the end of its previously estimated useful life. Assets that are considered to be “held for sale” are measured at the lower of carrying amount or fair value, less the costs to sell. Once an asset is determined to be “held for sale,” depreciation on such asset ceases. Long-term assets to be disposed of by sale may not be classified as held for sale, however, until the period in which all of the following criteria are met:

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

In connection with SFAS 144, the following tables summarize the revenues and pretax income (loss) of the reported discontinued operations of the Assets Held for Sale:

Year Ended December 31, 2002	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations
Revenues	$785	$1,469	$2,168	$4,422
Pretax loss	(1,148)	(3,639)	(1,927)	(6,714)

Year Ended December 31, 2001	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations
Revenues	$2,500	$2,679	$3,531	$8,710
Pretax income (loss)	201	(1,268)	(1,369)	(2,436)

Note 15—Business and Asset Dispositions

A.    Sale of the Graphic Design Group

On November 1, 1999, the Company acquired certain assets and assumed certain liabilities of David Morris Creative, Inc. (the “Graphic Design Group”) for $1,525 in cash. The excess of the aggregate purchase price over the net tangible assets acquired was allocated to goodwill. As a result of achieving certain earnings targets during the two year period ended December 31, 2001, the Company was required to make a $250 contingent purchase price payment to the former shareholder of David Morris Creative, Inc. This payment was accounted for as additional purchase price consideration. The operating results of the Graphic Design Group have been included

REFAC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except for share and per share data)

in the Company’s consolidated financial statements from the date of acquisition to August 1, 2002, the effective date of its sale.

In furtherance of its plan to reposition itself for sale or liquidation, the Company sold certain assets, including certain accounts receivable, furniture and equipment, customer lists and goodwill, subject to certain liabilities, of the Graphic Design Group to a company formed by its president and former owner. The transaction was effective as of August 1, 2002 and the purchase price was $371 consisting of a lump-sum payment due on or before August 31, 2002 of $54 and a 6% promissory note for $317, which is payable in sixty (60) equal consecutive monthly installments of $6 commencing January 1, 2003. There was no additional loss booked, in excess of the charges taken under SFAS 142 and SFAS 144 (see Note 13).

As part of this transaction, as of July 31, 2002, the employment agreement with the President of the Graphic Design Group and stock options granted to him to purchase 30,000 shares of the Company’s stock were terminated in consideration of a lump-sum payment of $96. The Company also entered into a sublease with the acquiring company for 3,492 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. As of December 31, 2003, the rent for the remaining term of the sublease was $483.

B.    Sale of Licensing-Related Assets

On August 19, 2002, Refac International, Ltd. (“RIL”) sold its Gough licensing property and royalties receivable to Gough Holdings (Engineering), Ltd. (“GHE”) for $450, payable in five semi-annual installments, without interest, commencing September 30, 2002. GHE paid the first two installments aggregating $140 but asked the Company for an accommodation on the $100 third installment which was due on September 30, 2003. The Company agreed to accept payment of $30 in cash and GHE’s promissory note for the balance of $70. This note is payable in seven (7) equal consecutive monthly installments of $10 each, with interest at the rate of 10% per annum, with the first installment becoming due on November 1, 2003. As of December 31, 2003, the unpaid principal balance on this note was $40.

As of December 31, 2003, the unpaid balance of the original note receivable is reflected on the Company’s financial statements at $201, which represents its present value using a 6% discount rate.

On August 19, 2002, RIL sold its Heli-Coil and Dodge licensing rights, related sublicense agreements and monies due thereunder after June 30, 2002 to Newfrey LLC (formerly Emhart LLC) for $4,000. The proceeds from this sale were received in August 2002.

C.    OXO International

On September 20, 2002, RIL amended its agreement with OXO International (“OXO”), a division of World Kitchen, Inc. This amendment, which was approved by the court overseeing OXO’s bankruptcy, provides for payments to the Company of $550 of which $10 is for past due royalties; $180 for royalties for the six month period ending December 31, 2002 and $360 for royalties for the year ending December 31, 2003. As of December 31, 2003, the unpaid balance due the Company was $178, which was paid in February 2004.

D.    Sale of the Product Design Group

On September 20, 2002, RIL sold its Product Design Group to Product Genesis, LLC (“PG”) for a variable purchase price based upon 2½% of net revenues up to an aggregate of $300. Due to the uncertainties of collection

REFAC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except for share and per share data)

of the purchase price, the Company has not allocated any cost basis to this contract right and recorded the $36 received in 2003 from PG as income from such discontinued operations. In December 2003, PG notified the Company that it was discontinuing its product design operations effective as of December 31, 2003 and that it was negotiating with a former employee of PG to purchase the goodwill and certain assets of its business. See Note 17 for subsequent event.

The Company also entered into a sublease with PG for 9,574 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. On December 22, 2003, by lease amendment, the Company released its security interest in PG’s machinery, equipment, furniture, fixtures and chattels located at the leased premises in consideration of a cash security deposit in the sum of $75. As of December 31, 2003, the rent for the remaining term of the sublease was $1,471. The due and timely performance of PG’s obligations under the sublease has been guaranteed by its affiliated companies, Product Genesis, Inc. and Product Genesis Business Trust. PG’s sale of the business referred to in the preceding paragraph does not include this sublease and PG intends to sublease these premises.

E.    Sale of Refac International, Ltd. (“RIL”)

On September 30, 2002, the Company completed the transfer of the assets and assumption of the liabilities of its subsidiary, RIL, to the Company, excluding the capital stock of Refac Consumer Products, Inc. (“RCP”), a manufacturer of a line of consumer electronics products, and certain trademarks, patents and a patent application relating to RCP’s business. After such transfer, the Company sold RIL to RCP Products, LLC, a limited liability company established by a former employee, for $50 plus a variable purchase price based upon 2½% of the revenues received in excess of $1,000 from the sale of its consumer electronics products during the eight year period commencing January 1, 2003, up to a maximum of $150 in any given year and a cumulative total of $575. Due to the uncertainties of collection of the purchase price, the Company has not allocated any cost basis to this contract right and will record any monies that it may receive from RCP Products, LLC with respect thereto as income from such discontinued operations. As of December 31, 2003, the Company had not received any variable purchase price payments and based upon information provided by the purchaser, it does not expect to receive any such payments in the future.

REFAC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollar amounts in thousands, except for share and per share data)

Note 16—Unaudited Selected Quarterly Financial Data

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$510	$603	$448	$566
Cost of revenues	29	28	30	32
Net loss from continuing operations	(1,256)	(102)	(96)	(80)
Net loss	($1,247)	($83)	($92)	($74)
Net loss from continuing operations per basic and diluted shares	($0.34)	($0.02)	($0.01)	($0.01)
Net loss per basic and diluted shares	($0.34)	($0.02)	($0.01)	($0.01)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$627	$715	$4,840	$380
Cost of revenues	105	111	73	(16)
Net income (loss) from continuing operations before cumulative effect of a change in accounting principle	216	266	2,420	(391)
Net income (loss)	($135)	($2,520)	$1,572	$1,897
Net income (loss) from continuing operations before cumulative effect of a change in accounting principle per basic and diluted shares	$0.06	$0.07	$0.63	($0.10)
Net income (loss) per basic and diluted shares	($0.04)	($0.66)	$0.41	$0.50

Note:	Pursuant to SFAS 142, the Company recorded as of January 1, 2002 an impairment loss of $2,083 ($0.55 per share), net of expected tax benefit, as a cumulative effect of a change in accounting principle.

Note 17—Subsequent Event

Reference is made to Note 15D which describes the terms of sale of the Company’s Product Design Group to Product Genesis, LLC (referred to herein as “PG”). In December 2003, PG notified the Company that it was discontinuing its product design operations and, in January 2004, it advised the Company that it had entered into an agreement with Factors NY, LLC, a company wholly-owned by a former employee of PG, to purchase the goodwill and certain assets of PG. By agreement, dated February 10, 2004, the Company agreed to accept the fixed payment of $30, payable in four equal payments during 2004, in full settlement of the contingent balance of the variable purchase price provided for in the purchase agreement pursuant to which the Company sold its product design business to PG.

INDEPENDENT AUDITORS’ REPORT

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Refac:

We have audited the accompanying balance sheets of Refac as of December 31, 2003 and 2002, and the related statements of operations, comprehensive loss, cash flows and stockholders’ equity for the year ended December 31, 2003, and the related consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for Refac and Subsidiaries for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Refac at December 31, 2003 and 2002, the results of its operations and its cash flows for the year ended December 31, 2003, and the consolidated results of operations and consolidated cash flows for Refac and Subsidiaries for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 13 and 14 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively, on January 1, 2002.

GRANT THORNTON LLP

New York, New York

March 22, 2004

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing of this Annual Report on Form 10-K the Registrant’s principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of Registrant’s disclosure controls and procedure (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) ) and concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to Registrant’s management, including its officers, as appropriate to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

Under the by-laws of the Company, the Board of Directors is divided into three classes: Class 1 directors, Class 2 directors and Class 3 directors. The members of one of the three classes of directors are elected each year for a three-year term or until their successors have been elected and qualified, or until the earliest of their death, resignation or retirement. The Board is currently comprised of six directors.

There are no family relationships between any of the directors or executive officers of the Registrant nor were there any special arrangements or understandings regarding the selection of any director or executive officer.

Information with respect to the executive officers of the Company is set forth below.

Name	Age	Served in Such Position or Office Continually Since	Position (1)
Robert L. Tuchman	61	1991	President, Chief Executive Officer and General Counsel (2)
Raymond A. Cardonne, Jr.	37	1997	Vice President, Chief Financial Officer, Treasurer and Secretary (3)

NOTES:

(1)	Each executive officer’s term of office is until the next organizational meeting of the Board of Directors of the Company (traditionally held immediately after the Annual Meeting of Stockholders of the Company) and until the election and qualification of his or her successor. However, the Company’s Board of Directors has the discretion to replace officers at any time.
(2)	Mr. Tuchman has served as the Company’s President since August 1, 1991. Mr. Tuchman succeeded Eugene M. Lang as Chief Executive Officer of the Company on January 6, 1997 and as Chairman of the Board of Directors on June 30, 1997. He also serves as General Counsel. From August 1, 1991 until January 6, 1997, Mr. Tuchman served as the Company’s Chief Operating Officer. From May 1994 to March 1997 he held the position of Treasurer of the Company. After the Palisade Merger, Mr. Meskin was elected as non-executive Chairman of the Board of Directors and Mr. Tuchman continues to serve as the Company’s President, Chief Executive Officer and General Counsel.
(3)	Mr. Cardonne became Chief Financial Officer and Treasurer of the Company in August 2000. He has served as Secretary of the Company since November 1998 and as Vice President responsible for the licensing and commercialization of technologies since December 1997. Prior to joining the Company, from December 1994 through November 1997, Mr. Cardonne was a Vice President at Technology Management & Funding, L.P. From August 1993 to December 1994, he worked for NEPA Venture Funds, an early-stage venture capital firm, and the Lehigh Small Business Development Center. He previously worked at Ford Electronics & Refrigeration Corporation from January 1990 to July 1993.

The additional information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2004 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2004 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2004 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2004 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this item will be included in the Company’s definitive Proxy Statement in connection with the 2004 Annual Meeting of Stockholders and is hereby incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements

Included within.

(a)(3)  Exhibits

See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.

(b)  Reports on Form 8-K

Date Filed

November 12, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Refac

Dated: March 30, 2004	By:	/S/ ROBERT L. TUCHMAN
Robert L. Tuchman, President, Chief Executive Officer and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 30, 2004	/S/ ROBERT L. TUCHMAN Robert L. Tuchman, President, Chief Executive Officer, General Counsel and Director (Principal Executive Officer)

Dated: March 30, 2004	/S/ RAYMOND A. CARDONNE, JR. Raymond A. Cardonne, Jr., Vice President, Secretary, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: March 30, 2004	/S/ MARK S. HOFFMAN Mark S. Hoffman, Director

Dated: March 30, 2004	/S/ CLARK A. JOHNSON Clark A. Johnson, Director

Dated: March 30, 2004	/S/ MARK N. KAPLAN Mark N. Kaplan, Director

Dated: March 30, 2004	/S/ MELVIN MESKIN Melvin Meskin, Chairman

Dated: March 30, 2004	/S/ JEFFREY D. SERKES Jeffrey D. Serkes, Director

EXHIBIT INDEX

Exhibit No.	Exhibit

3(a)	Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the SEC on February 28, 2003, SEC file number 001-12776.

3(b)	By-laws of the Company. Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed with the SEC on February 28, 2003, SEC file number 001-12776.

10(a)	Agreement and Plan of Merger, dated as of August 19, 2002, by and among Palisade Concentrated Equity Partnership, L.P., Palisade Merger Corp. and Refac. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2002, SEC file number 001-12776.

10(b)	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 21, 2002, by and among Palisade Concentrated Equity Partnership, L.P., Palisade Merger Corp. and Refac. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2002, SEC file number 001-12776.

10(c)	Amendment No. 2 to the Agreement and Plan of Merger, dated as of December 12, 2002, by and among Palisade Concentrated Equity Partnership, L.P., Palisade Merger Corp. and Refac. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2002, SEC file number 001-12776.

10(d)	Amendment No. 3 to the Agreement and Plan of Merger, dated as of January 23, 2003, by and among Palisade Concentrated Equity Partnership, L.P., Palisade Merger Corp. and Refac. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2003, SEC file number 001-12776.

10(e)	Fifth Amended and Restated Employment Agreement between Robert L. Tuchman and Refac, dated as of November 7, 2003. Incorporated by reference to Exhibit 10 (a) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2003, SEC file number 001-12776.*
10(f)	Amended and Restated Employment Agreement between Raymond A. Cardonne, Jr. and Refac, dated as of November 7, 2003. Incorporated by reference to Exhibit 10 (b) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2004, SEC file number 001-12776.*

10(g)	2003 Stock Incentive Plan. Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders, filed with the SEC on April 22, 2003, SEC file number 001-12776.*

10(h)	1998 Stock Incentive Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed with the SEC on March 31, 1998, SEC file number 001-12776.*

10(i)	First Amendment to the Refac Technology Development Corporation 1998 Stock Incentive Plan, dated as of January 23, 2003. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2003, SEC file number 001-12776.*

10(j)	1990 Stock Option and Incentive Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 1990 Annual Meeting of Stockholders, filed with the SEC on April 23, 1990, SEC file number 0-7704.*

10(k)	Stock Purchase Agreement, dated as of March 28, 2003, by and among Refac and Palisade Concentrated Equity Partnership, L.P. Incorporated by reference to Exhibit D to the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders, filed with the SEC on April 22, 2003, SEC file number 001-12776.

14.1	Code of Ethics for Senior Financial Officers.**

14.2	Code of Conduct and Ethics.**

21.	List of subsidiaries of the Company.**

23.	Consent of Grant Thornton LLP.**

31.1	Rule 13a-15(e)/15(d)-15(e) Certification, Chief Executive Officer.**

31.2	Rule 13a-15(e)/15(d)-15(e) Certification, Chief Financial Officer.**

32.1	Section 1350 Certification, Chief Executive & Chief Financial Officers.**

*	Management or compensatory plan.
**	Filed herewith