Form 10-Q
period 2004-03-31
REFAC
filed 2004-05-13
CIK 82788

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, as of May 10, 2004 was 6,993,393.

REFAC

REFAC

BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$666	$799
Royalties and accounts receivable	349	478
Notes receivable—current portion	270	302
Investments being held to maturity (See “Due to Broker” below)	45,566	28,682
Income taxes receivable	636	636
Prepaid expenses and other current assets	880	899

Total current assets	48,367	31,796

Property and equipment—net	738	777
Available for sale securities	1,000	1,000
Notes receivable	190	205
Deferred incentive compensation	—	34
Deferred income taxes and other assets	637	468
Restricted investments being held to maturity	4,712	4,743

Total Assets	$55,644	$39,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$914	$1,093
Due to Broker	16,834	—
Deferred revenue	95	145
Other liabilities	314	198

Total current liabilities	18,157	1,436

Deferred incentive compensation	846	946
Commitments and Contingencies
Temporary Equity	4,712	4,743
Stockholders’ Equity
Common stock, $.001 par value; authorized 20,000,000 shares; issued 7,006,049 as of December 31, 2003 and 7,016,049 as of March 31, 2004	7	7
Additional paid-in capital	22,941	22,742
Retained earnings	9,505	9,673
Treasury stock, at cost, 22,656 shares of common stock, $.001 par value in 2003 and 2004	(159)	(159)
Receivable from issuance of common stock	(365)	(365)

Total stockholders’ equity	31,929	31,898

Total Liabilities and Stockholders’ Equity	$55,644	$39,023

See accompanying Notes to the condensed financial statements (unaudited).

REFAC STATEMENTS OF OPERATIONS (Amounts in thousands, except share and per share data) (UNAUDITED)
	Three Months Ended March 31,
	2004	2003
Revenues
Licensing-related activities	$338	$451
Related party consulting services	65	—

Total revenues	403	451

Costs and Expenses
Licensing—related activities	31	29
General and administrative expenses	719	2,119

Total costs and expenses	750	2,148

Other Income and Expenses
Dividend and interest income	98	59

Total other income and expenses	98	59

Loss before benefit for taxes on loss	(249)	(1,638)
Benefit for taxes on loss	(75)	(382)

Net loss from continuing operations	(174)	(1,256)
Income from discontinued operations—net of taxes	5	9

Net loss	$(169)	$(1,247)

Basic and diluted loss per share:
From continuing operations	$(0.02)	$(0.34)
From discontinued operations	—	—
From cumulative effect of change in accounting principle	—	—

Net loss	$(0.02)	$(0.34)

Basic weighted average shares outstanding	6,988,228	3,699,919
Diluted weighted average shares outstanding	6,988,228	3,699,919

See accompanying Notes to the condensed financial statements (unaudited).

REFAC CONDENSED STATEMENTS OF CASH FLOWS (Amounts in thousands) (UNAUDITED)
	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities	$(291)	$(1,358)

Cash Flows from Investing Activities
Notes receivable	34	44
Proceeds from investments being held to maturity	30,850	18,700
Purchase of investments being held to maturity	(30,870)	(18,272)
Purchase and sale of fixed assets	—	(22)

Net cash used in investing activities	14	450

Cash Flows from Financing Activities
Stock issuance costs	—	(94)
Proceeds from exercise of stock options	144	4

Net cash provided by (used in) financing activities	144	(90)

Net decrease in cash and cash equivalents	(133)	(998)

Cash and cash equivalents at beginning of period	799	3,330

Cash and cash equivalents at end of period	$666	$2,332

Non-Cash Investing Activity

Purchases of investments being held to maturity on account with broker which were settled in subsequent quarter	$16,834	—

See accompanying Notes to the condensed financial statements (unaudited).

REFAC

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands, except for share and per share data)

1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Refac (the “Company”) at March 31, 2004, and the results of its operations and its cash flows for interim periods presented. Certain reclassifications have been made to the prior period financial statements to conform them to the current presentation.

2. The accounting policies followed by the Company are set forth in Note 1 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which is incorporated herein by reference.

3. On January 27, 2004, the Company announced that it will focus its acquisition efforts on opportunities in the asset management sector of the financial services industry. The Company also announced that it has engaged a leading provider of executive search services to identify opportunities in this segment and to recruit individuals and/or teams within the industry to join the Company and build this business (See Note 12). In view of the costs associated with this search, the uncertainty as to when, and if, an acquisition will be made, the completion of the amortization of merger-related management incentive compensation during the first quarter, the Company’s planned relocation to new offices at the end of the second quarter and an anticipated decline in income from the Company’s contract with Patlex Corporation, the results for the quarter ended March 31, 2004 cannot be considered indicative of the results expected for the entire year.

4. On March 28, 2003, the Company entered into a stock purchase agreement with its controlling stockholder, Palisade Concentrated Equity Partnership, L.P. (“Palisade”), which closed on May 19, 2003. Pursuant thereto, Palisade acquired an additional 3,469,387 new shares of the Company’s common stock, at a price of $4.90 per share, or an aggregate price of approximately $17,000. Following the completion of the stock purchase transaction, Palisade’s ownership increased to approximately 90% of the Company’s outstanding shares. The purpose of the stock purchase transaction was to provide the Company with additional capital for making acquisitions.

5. On March 22, 2002, the Company announced that it was repositioning itself for sale or liquidation. Since that date, the Company has disposed of its operating segments with the exception of its licensing business and it has limited the operations of that segment to managing certain existing license agreements and related contracts. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Creative Consulting Services and Manufacture and Marketing of Consumer Products groups are included in the statement of operations as discontinued operations, net of taxes, as they have been sold pursuant to the Company’s repositioning.

6. The Company’s operations in the licensing of intellectual property rights are not considered held for sale because of the Company’s intent to manage certain outstanding licensing-related agreements through their termination. While the Company’s licensing operations are still considered a continuing business, it has not undertaken any new technology licensing projects during the current or preceding five fiscal years and it is highly unlikely that it will undertake any such projects in the future. The statement of operations reflects the results of the licensing of intellectual property rights in its results of continuing operations.

REFAC

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

(Dollar amounts in thousands, except for share and per share data)

On August 19, 2002, the Company entered into a merger agreement with Palisade, which provided for the merger (the “Palisade Merger”) of a Palisade subsidiary with the Company. On February 28, 2003, the Company’s shareholders adopted the merger agreement, as amended (the “Palisade Merger Agreement”), and the Palisade Merger was consummated. Under the terms of the Palisade Merger, for each share of the Company’s common stock, par value $.10 per share (“Old Refac Common Stock”), owned immediately prior to the effective time of the merger, stockholders (other than Palisade and stockholders who properly exercised appraisal rights) received or are expected to receive (i) $3.60 in cash, (ii) 0.2 shares of common stock, par value $.001 per share (“Common Stock”), and (iii) the non-transferable right (the “Payment Right”) to sell the shares of the Common Stock to the Company for a price (the “Payment Amount”) which depends upon the Company’s liquid distributable assets (“LDA”) as of June 30, 2005. This right to sell the shares is limited to stockholders who held their shares at the completion of the Palisade Merger and continue to hold their shares until the amount of liquid distributable assets at June 30, 2005 is determined.

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

As the Payment Right represents a non-transferable right of stockholders to sell to the Company their shares of Common Stock received in the Palisade Merger for cash, the estimated Payment Amount ($7.05 per share as of March 31, 2004) has been reflected on the balance sheet as temporary equity with a similar amount reducing additional paid-in capital. Subsequent changes in the estimated Payment Amount through June 30, 2005, computed on a quarterly basis, will increase or decrease the temporary equity amount with an offsetting decrease or increase in additional paid-in capital.

Pursuant to the Palisade Merger Agreement, the Company has restricted a portion of its investments being held to maturity to maintain the Contingent Fund (as defined in the Palisade Merger Agreement) reserved to pay the Payment Amount.

7. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25. Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans are granted with an exercise price at least equal to the fair market value on the date of the grant. The following table presents the effect on the Company’s net earnings and earnings per share for the three month periods ended March 31, 2004 and 2003 had it adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.”

REFAC

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

(Dollar amounts in thousands, except for share and per share data)

	Three Months Ended March 31,
Description	2004	2003
Net loss, as reported	$(169)	$(1,247)
Less: Total stock-based employee and director compensation expense determined under fair value based on methods for awards granted, modified, or settled, net of related tax effects	(25)	(32)
Add: Additional compensation expense for modification of non-employee director stock options, net of related tax effect	—	48
Proforma net loss	$(194)	$(1,231)
Loss per share, as reported
Basic	$(0.02)	$(0.34)
Diluted	$(0.02)	$(0.34)
Proforma loss per share
Basic	$(0.03)	$(0.33)
Diluted	$(0.03)	$(0.33)

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model.

8. The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, “Earnings Per Share.”

	Three Months Ended March 31,
Description	2004	2003
Basic shares	6,988,228	3,699,919
Dilution: stock options and warrants	—	—
Diluted shares	6,988,228	3,699,919
Loss from continuing operations	$(174)	$(1,256)
Basic loss	$(0.02)	$(0.34)
Diluted loss	$(0.02)	$(0.34)

There are approximately 5,264 options excluded from the earnings per share computation for the three month period ended March 31, 2004, respectively, since their effect would be anti-dilutive.

REFAC

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

(Dollar amounts in thousands, except for share and per share data)

9. Related Party Transactions

Palisade Capital Management, L.L.C. (“PCM”), the investment manager for Palisade, on behalf of itself and/or portfolio companies of funds that it manages, requests, from time to time, that the Company provide certain consulting services. In consideration for these services, PCM pays the Company a basic monthly retainer of $5, subject to quarterly adjustment, by mutual agreement, at the end of each calendar quarter to reflect the services rendered during such quarter. Either party has the right to terminate this agreement at any time without any prior notice. Under this arrangement, the Company has earned $25 with respect to services rendered during the quarter ended March 31, 2004.

As of February 2004, the Corporation has agreed to provide consulting services directly to Neurologix, Inc., a public company in which PCM beneficially owns approximately 30% of the outstanding capital stock at a basic monthly retainer of $5 subject to quarterly adjustment, by mutual agreement, at the end of each calendar quarter to reflect the services rendered during such quarter. Either party has the right to terminate this agreement at any time without any prior notice. Under this arrangement, the Company has earned $40 with respect to services rendered during the quarter ended March 31, 2004.

Other related party transactions include management indebtedness (see Note 10), a subleasing arrangement with Palisade Capital Securities, LLC (“PCS”), an affiliate of Palisade and PCM, under which it is occupying approximately 1,185 gross rentable square feet (see Note 15) and maintenance of brokerage accounts at PCS for the Company’s marketable securities (principally, treasury notes being held to maturity).

10. Employment Agreements and Incentive Compensation

The Company is party to an employment contract with its President and Chief Executive Officer, which became effective upon the completion of the Palisade Merger, and, as amended and restated, has a term ending on March 31, 2005. During the term, the officer is entitled to an annual base salary of $300. Upon completion of the Palisade Merger, the officer received a signing bonus of $800 and is entitled to retention payments totaling $500 payable in fifteen (15) equal consecutive monthly installments of $33 each commencing on January 1, 2004. In addition, he is entitled to incentive compensation equal to an aggregate of 16% of “GLDA.” “GLDA” is defined in the employment agreement as the sum of the following:

•	the liquid distributable assets of the Company as of June 30, 2005, as calculated under the Palisade Merger Agreement, plus

•

the signing bonus, retention and incentive compensation payments paid or payable to him and the signing bonus and incentive compensation payments paid or payable to the Company’s Vice President as a result of the Palisade Merger, less

•	an amount equal to $17,844.

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

REFAC

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

(Dollar amounts in thousands, except for share and per share data)

The Company is also party to an employment contract with its Vice President and Chief Financial Officer. As amended and restated, the officer’s current employment agreement became effective upon the completion of the Palisade Merger, and has a term ending on March 31, 2005. During the term, the officer is entitled to an annual base salary of $175. Upon completion of the Palisade Merger, the officer received a signing bonus of $314. In addition, he is entitled to the payment of incentive compensation equal to an aggregate of 4% of “GLDA.” “GLDA” is determined in the same manner as under the President and Chief Executive Officer’s employment agreement.

As a result of such amendments to the employment agreements, these officers received signing bonuses aggregating $1,114 on February 28, 2003. Additionally, as of December 31, 2003, the Company estimated that the management incentive compensation payable could aggregate $846. A deferred asset which was originally recorded in an amount equal to the estimated incentive compensation payable (subject to quarterly adjustment) has been amortized over the thirteen month period ending March 31, 2004. An amendment to the President and Chief Executive Officer’s agreement in November 2003 extended the term from March 31, 2004 to March 31, 2005 and recast the payment schedule for the retention bonuses. Such retention payments aggregating $500 which had been scheduled to be paid prior to March 31, 2004 are now be payable in fifteen (15) equal consecutive monthly installments of $33 commencing January 1, 2004. As of October 31, 2003, the Company’s financial statements reflected an unamortized balance for such retention bonuses of $192. Commencing November 2003, this balance is being amortized over the extended employment agreement term at a monthly amortization of $11.

11. Income Taxes

Tax Refund

During 2003, the Company received federal income tax refunds of $4,254 resulting from carrying back a net capital loss incurred in 2002 with respect to its sale of Refac International, Ltd. (“RIL”) and its 2002 net operating loss. Even though the Company has received these tax refund payments, it remains subject to Internal Revenue Service (“IRS”) audit with respect thereto and, should there be an assessment for any amounts determined to have been erroneously refunded, interest would be payable on the amount assessed. Currently, in accordance with a requirement to examine refund claims over $2,000, IRS is reviewing the Company’s tax refunds. While IRS has advised the Company that its review does not constitute an audit, it can change the scope of its review at any time and can initiate an examination of all open tax years. While the Company believes that its 2002 tax return and refund claim are correct, the calculation of the Company’s tax basis in RIL is subject to complex IRS regulations and the Company has established a reserve of approximately $275 as of March 31, 2004 pending the passage of the statute of limitations or the outcome of any audit that the IRS may initiate.

Income Tax Provision

For the three months ending March 31, 2004, the Company had a loss before taxes from continuing operations of $249 and a tax benefit of $75 or approximately 30% of such loss. This tax benefit consists of a federal income tax carryforward ($104), a decrease in deferred taxes during the period of $16 and net state and local income taxes of $13. The effective tax benefit from continuing operations during the three months ended March 31, 2003 was 23% of the pre-tax loss. The effective tax benefit in such period was

REFAC

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

(Dollar amounts in thousands, except for share and per share data)

affected by expenses, principally merger related, that were deducted for financial reporting purposes but are not deductible for federal income tax purposes.

12. Asset Management

On January 27, 2004, the Company announced that it will focus its acquisition efforts on opportunities in the asset management sector of the financial services industry. The Company also announced that it has engaged a leading provider of executive search services to identify opportunities in this segment and to recruit individuals and/or teams within the industry to join the Company and build this business. The agreement provides for a non-refundable retainer of $300, which is payable in four consecutive, equal monthly payments starting on January 27, 2004 and is creditable against a success-based fee based upon the first year total cash compensation of the team members recruited. The amounts paid to the executive search firm are being amortized over a five month period beginning February 1, 2004, which is the expected service period for the executive search firm.

The Company also granted to the principal of the search firm an option to purchase 25,000 shares of the Company’s common stock at a per share exercise price equal to the fair market value of the Company’s common stock on the date of grant of $5.02. The option vests upon the first anniversary date of the closing of the transaction contemplated in the engagement agreement (the “Closing”) and shall have a term of five years from the date of grant. The fair value of the option will be measured using the Black-Scholes option-pricing model as of the Closing and expensed in its entirety as of such date.

13. Accounting for Costs Associated with Exit or Disposal Activities

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

14. Business and Asset Dispositions

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

REFAC

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

(Dollar amounts in thousands, except for share and per share data)

As part of this transaction, as of July 31, 2002, the employment agreement with the President of the Graphic Design Group and stock options granted to him to purchase 30,000 shares of the Company’s stock were terminated in consideration of a lump-sum payment of $96. The Company also entered into a sublease with the acquiring company for 3,492 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. As of March 31, 2004, the rent for the remaining term of the sublease was $472.

B. Sale of Licensing-Related Assets

On August 19, 2002, Refac International, Ltd. (“RIL”) sold its Gough licensing property and royalties receivable to Gough Holdings (Engineering), Ltd. (“GHE”) for $450, payable in five semi-annual installments, without interest, commencing September 30, 2002. GHE paid the first two installments aggregating $140 but asked the Company for an accommodation on the $100 third installment which was due on September 30, 2003. The Company agreed to accept payment of $30 in cash and GHE’s promissory note for the balance of $70. This note is payable in seven (7) equal consecutive monthly installments of $10 each, with interest at the rate of 10% per annum, with the first installment becoming due on November 1, 2003. In March 2004, GHE approached the Company regarding a lump-sum settlement payment of its obligations. On April 14, 2004, the Company and GHE entered into a discounted payment settlement agreement pursuant to which the Company received $215 on April 15, 2004. In connection with this settlement, the Company recorded a loss of $12 in the first quarter of 2004.

C. OXO International

On September 20, 2002, RIL amended its agreement with OXO International (“OXO”), a division of World Kitchen, Inc. This amendment, which was approved by the court overseeing OXO’s bankruptcy, provides for payments to the Company of $550 of which $10 is for past due royalties; $180 for royalties for the six month period ending December 31, 2002 and $360 for royalties for the year ending December 31, 2003. As of February 2004, the $550 was paid in full.

D. Sale of the Product Design Group

On September 20, 2002, RIL sold its Product Design Group to Product Genesis, LLC (“PG”) for a variable purchase price based upon 2½% of net revenues up to an aggregate of $300. Due to the uncertainties of collection of the purchase price, the Company did not allocate any cost basis to this contract right and recorded the $36 received in 2003 from PG as income from such discontinued operations. In December 2003, PG notified the Company that it was discontinuing its product design operations and, in January 2004, it advised the Company that it had entered into an agreement with Factors NY, LLC, a company wholly-owned by a former employee of PG, to purchase the goodwill and certain assets of PG. By agreement, dated February 10, 2004, the Company agreed to accept the fixed payment of $30, payable in four equal payments during 2004, in full settlement of the contingent balance

REFAC

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

(Dollar amounts in thousands, except for share and per share data)

of the variable purchase price provided for in the purchase agreement pursuant to which the Company sold its product design business to PG. The Company received the first payment in February 2004.

The Company also entered into a sublease with PG for 9,574 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. On December 22, 2003, by lease amendment, the Company released its security interest in PG’s machinery, equipment, furniture, fixtures and chattels located at the leased premises in consideration of a cash security deposit in the sum of $75. As of March 31, 2004, the rent for the remaining term of the sublease was $1,425. The due and timely performance of PG’s obligations under the sublease has been guaranteed by its affiliated companies, Product Genesis, Inc. and Product Genesis Business Trust. PG’s sale of the business referred to in the preceding paragraph does not include this sublease and PG intends to sublease these premises.

E. Sale of RIL

On September 30, 2002, the Company completed the transfer of the assets and assumption of the liabilities of its subsidiary, RIL, to the Company, excluding the capital stock of Refac Consumer Products, Inc. (“RCP”), a manufacturer of a line of consumer electronics products, and certain trademarks, patents and a patent application relating to RCP’s business. After such transfer, the Company sold RIL to RCP Products, LLC, a limited liability company established by a former employee, for $50 plus a variable purchase price based upon 2½% of the revenues received in excess of $1,000 from the sale of its consumer electronics products during the eight year period commencing January 1, 2003, up to a maximum of $150 in any given year and a cumulative total of $575. Due to the uncertainties of collection of the purchase price, the Company has not allocated any cost basis to this contract right and will record any monies that it may receive from RCP Products, LLC with respect thereto as income from such discontinued operations. As of March 31, 2004, the Company had not received any variable purchase price payments and based upon information provided by the purchaser, it does not expect to receive any such payments in the future.

15. Leaseholds

In May 1999, the Company relocated its corporate offices and creative studio to newly constructed leased facilities in Edgewater, New Jersey. This lease expires on November 16, 2009 and provides for two successive five-year renewal options. In October 2001, the Company subleased a portion of its Edgewater facility, together with furniture, for an annualized payment of $270 through May 2005. In connection with the sale of the Company’s Graphic Design Group, the Company also entered into a sublease with the acquiring company for 3,492 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. As of March 31, 2004, the rent for the remaining term of the sublease was $472. In connection with the sale of the Company’s Product Design Group, the Company entered into a sublease with the acquiring company for 9,574 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. As of March 31, 2004, the rent for the remaining term of this sublease was $1,425.

In February 2003, the Company and its landlord amended the master lease to reduce the rentable square footage by 9,757 square feet and the aggregate rent payable over the remaining term of the lease by $840. Taking this amendment into account, the annual rent due under the lease in 2004 and thereafter is $446 subject to a maximum cost of living increase of 2.5% per annum.

REFAC

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(Dollar amounts in thousands, except for share and per share data)

The Company relocated its corporate office on May 1, 2003 to Fort Lee, New Jersey where it is occupying approximately 1,185 gross rentable square feet under a 33 month sublease with PCS, an affiliate of PCM, which has a current monthly rent of $3. By lease, which became effective on January 21, 2004 and was amended on March 12, 2004, the Company has a direct lease with the landlord for larger space in this building encompassing 4,751 gross rentable square feet and expects to move into such premises when construction is completed on or about June 1, 2004. At such time, its sublease with PCS will terminate. The lease expires on May 31, 2009 and provides for a five-year renewal option. The expected rent for the entire term of the sublease is $677, subject to escalations. Under the lease, the Company is required to pay $55 toward the construction of the premises.

16. Wrench versus Taco Bell Litigation

By Agreement, dated as of January 31, 2002, the Company and Ms. Arlene Scanlan, who was then President of Refac Licensing, Inc. (“RL”), agreed to a termination of her employment agreement and stock options and to a conveyance of her 19% interest in RL to the Company. This termination agreement also requires Ms. Scanlan to pay the Company 50% of the first $3,000 that she, or any entity controlled by her, may receive relating to a certain lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. which was filed in the United States District Court for the Western District of Michigan. On June 4, 2003, the jury awarded $30,000 to the plaintiffs and, on September 30, 2003, the Court amended the judgment to include pre-judgment interest of $12,000. Based upon Ms. Scanlan’s interest in this judgment, when and if the judgment is paid, the Company would be entitled to the maximum of $1,500. While YUM! Brands, Inc. (“YUM”), which owns Taco Bell, has recorded a charge of $42,000 on it books, it maintains that the plaintiff’s claims are without merit and has appealed the verdict to the Sixth Circuit Court of Appeals. Due to the uncertainty as to the ultimate outcome of this litigation, the Company has not accrued any income with respect thereto.

REFAC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Dollar amounts in thousands, except for share and per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Continuing Operations

Revenues from continuing operations for the three months ended March 31, 2004 were $403, as compared to revenues of $451 for the same period in 2003. Revenues from licensing-related activities decreased by $113, in the first quarter of 2004, mostly related to the fact that the Company’s agreement with OXO International terminated at the end of 2003 (See Note 14C to the condensed financial statements). This property accounted for $98 of the Company’s licensing-related revenues in the first quarter of 2003. Partially offfsetting the decline in licensing-related revenues was an increase in consulting income of $65.

Revenues from continuing operations for the three months are summarized as follows:

	For the Three Months Ended March 31
Description	2004	2003
Licensing-related activities	84%	100%
Related party consulting services	16%	—
Total	100%	100%

With the sale of the Heli-Coil, Dodge and Gough licensing properties in 2002 and the termination of its agreement with OXO in December 2003, the Company’s significant remaining licensing property is its agreement with Patlex Corporation (“Patlex”). The Company’s income from its contract with Patlex is variable and is based upon revenues derived by Patlex from the licensing of two laser patents. The more significant of the two patents licensed by Patlex Corporation is the Gas Discharge Laser Patent (U.S. Patent No. 4,704,583), which expires in November 2004. The other patent is the Brewster’s Angle Patent (U.S. Patent No. 4,746,201) which expires in May 2005. While the amount of the income is uncertain and Patlex has not provided the Company with any projections, the Company currently estimates that it will have revenues of approximately $1,000 in 2004. Given the expiration of the Gas Discharge Patent in November 2004 and the Brewster’s Angle Patent in May 2005, the Patlex income will significantly decline in 2005 as this program winds down. Other license agreements are expected to provide gross revenues of approximately $220 during each of 2004 and 2005, respectively, after which such gross revenues will decrease significantly.

Expenses from the licensing of intellectual property rights consist principally of amounts paid to licensors at contractually stipulated percentages of the Company’s licensing revenues and, expenses related to the administration of the license rights and related licenses. These expenses increased by $2 for the three months ended March 31, 2004. As a percentage of licensing revenues, these expenses were 9.2% and 6.4% in 2004 and 2003, respectively.

General and administrative expenses were $1,400 lower in the first quarter of 2004 as compared to 2003 when the Company’s merger with a wholly-owned subsidiary of Palisade Concentrated Equity Partnership, L.P. was completed. This reduction is primarily the result of the absence in the first quarter of 2004 of certain non-recurring expenses that were incurred in the first quarter of 2003 such as merger-

REFAC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Dollar amounts in thousands, except for share and per share data)

related costs of $429, management incentive compensation of $654 and accelerated depreciation of leasehold improvements associated with a reduction of the Company’s leased premises in Edgewater, New Jersey of $182.

Dividend and interest income increased by $39 primarily as a result of the purchase of additional investment being held to maturity with cash proceeds from the realization of income tax refunds and Palisade’s investment of approximately $17,000 in May 2003.

Income Taxes – For the three months ending March 31, 2004, the Company had a loss before taxes from continuing operations of $249 and a tax benefit of $75 or approximately 30% of such loss. This tax benefit consists of a federal income tax carryforward ($104), a decrease in deferred taxes during the period of $16 and net state and local income taxes of $13. The effective tax benefit on continuing operations during the three months ended March 31, 2003 was 23% of the pre-tax loss. The effective tax benefit in such period was affected by expenses, principally merger related, that were deducted for financial reporting purposes but are not deductible for federal income tax purposes.

During 2003, the Company received federal income tax refunds totaling $4,254 resulting from carrying back a net capital loss incurred in 2002 with respect to its sale of Refac International, Ltd. (“RIL”) and its 2002 net operating loss. Even though the Company has received these tax refund payments, it remains subject to Internal Revenue Service (“IRS”) audit with respect thereto and, should there be an assessment for any amounts determined to have been erroneously refunded, interest would be payable on the amount assessed. Currently, in accordance with a requirement to examine refund claims over $2,000, IRS is reviewing the Company’s tax refunds. While IRS has advised the Company that its review does not constitute an audit, it can change the scope of its review at any time and can initiate an examination of all open tax years. While the Company believes that its tax return and refund claim are correct, the calculation of the Company’s tax basis in RIL is subject to complex IRS regulations and the Company has established a reserve of approximately $275 as of March 31, 2004 pending the expiration of the statute of limitations or the outcome of any audit that the IRS may initiate.

The Company’s income tax receivable as of March 31, 2004 is based upon its ability to carry back its 2003 net operating loss for federal income tax purposes to a prior tax year.

As of March 31, 2004, the Company had deferred tax assets relating to the State of New Jersey aggregating $344 of which $201 is attributable to New Jersey net operating loss carryforwards of $357 and $1,882 in 2004 and 2003, respectively, which can be applied against any New Jersey taxable income the Company might earn during the seven year period after the year in which such carryforward was recognized for tax purposes. The Company is currently focusing its acquisition efforts in the asset management sector of the financial services industry, and at this point, it cannot determine whether this business will generate any New Jersey taxable income. Due to such uncertainty, the Company has estimated that only $13 of its New Jersey related deferred taxes assets will be realized and has established a valuation allowance to cover the $331 difference. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

As of March 31, 2004, the Company had federal deferred tax assets aggregating $946 of which $128 is attributable to federal net operating loss carryforwards of $366 and $11 in 2004 and 2003,

REFAC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Dollar amounts in thousands, except for share and per share data)

respectively, which can be used during the twenty year period after the year in which such carryforward was recognized for tax purposes. No valuation allowance has been taken for the Company’s federal deferred tax assets. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

Results of Discontinued Operations – In furtherance of its plan to reposition itself for sale or liquidation, the Company sold its Creative Consulting Services and Manufacture and Marketing of Consumer Products groups in the third quarter of 2002. Income from discontinued operations in 2003 was principally attributable to the receipt of variable purchase price payments in connection with the sale of the Company’s Product Design Group.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $133 from $799 at December 31, 2003 to $666 at March 31, 2004. Available for sale securities and investments being held to maturity increased by $51 from $29,682 at December 31, 2003 to $29,733 at March 31, 2004.

Operations used $291 of cash during the three months ended March 31, 2004 whereas during the same period in 2003 operations used $1,358 of cash. The decrease in net cash used in operations is primarily the result of the absence in the first quarter of 2004 of certain non-recurring expenses that were incurred in the first quarter of 2003 such as merger-related costs and management signing bonuses.

Investing activities provided $14 of cash principally from the payment of notes receivable during the three months ended March 31, 2004 whereas during the same period in 2003 investing activities provided $450 of cash principally from proceeds from investments being held to maturity.

Net cash provided by financing activities was $144 during the three months ended March 31, 2004 from the exercise of stock options as compared to the same period in 2003 when $90 was used in stock issuance costs.

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

REFAC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Dollar amounts in thousands, except for share and per share data)

Pursuant to the Palisade Merger Agreement, the Company has restricted $4,712 of its investments being held to maturity to maintain the Contingent Fund (as defined in the Palisade Merger Agreement). This amount is being shown as a long-term asset on the balance sheet as the Payment Right is not determinable and payable until after June 30, 2005. This right to sell the shares is limited to stockholders who held their shares at the completion of the Palisade Merger and continue to hold their shares until the amount of liquid distributable assets at June 30, 2005 is determined. Since the Company does not have direct access to stockholder trading information, the Company has not reduced the Contingent Fund. The Contingent Fund will be adjusted if the Company becomes aware of any actual sales of Common Stock issued in connection with the merger. As of March 31, 2004, the price of the Payment Right was estimated to be $7.05 per share and the closing price of Common Stock was $4.80 per share. Any Contingent Fund amounts which are not paid pursuant to the procedure in the Palisade Merger Agreement will become unrestricted on or about August 15, 2005.

The Company has commitments under leases covering its facilities (see Note 15 to the condensed financial statements) and under a 1996 Retirement Agreement with its founder and former chief executive officer, which provides an annuity of $100 per annum during his life as well as medical and health benefits for him and his spouse during their lives. Provision was made for amounts payable under the Retirement Agreement in the Company’s 1996 financial statements based upon his then life expectancy. As of December 31, 2003, such liability was fully amortized. During the first quarter of 2004, such amounts payable have been expensed.

The following table represents the Company’s future material, long-term contractual obligations as of March 31, 2004:

	Payments Due By Period
Contractual Obligations	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease Obligations	$3,311	$564	$1,162	$1,171	$414
Management Incentive Compensation (see Note 10)	$1,246	400	846	—	—

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

REFAC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Dollar amounts in thousands, except for share and per share data)

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

•	the outcome of the current IRS review of the Company’s tax refunds aggregating $4,254 and the possibility that IRS elects to audit the Company’s 2002 consolidated income tax return and other open tax years and determines that all or a material part of the refunds received in 2003 were erroneously refunded;

•	the failure to realize currently projected income from the Company’s remaining licensing properties;

REFAC

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Dollar amounts in thousands, except for share and per share data)

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

REFAC

(Dollar amounts in thousands, except for share and per share data)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2004, the Company had investments held to maturity, net of amounts due to broker but including restricted investments held to maturity of $33,445 primarily consisting of U.S. Treasury Notes with original maturities at the date of purchase of six months or less. These highly liquid investments are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Because the Company has the positive intent and ability to hold these investments until maturity, it does not expect any decline in value of its investments caused by market interest rate changes. As of March 31, 2004, the Company also had $1,000 in variable cumulative preferred stock from a single issuer with a dividend rate which is determined by an auction method every forty-nine days. Given the nature of this security, the Company does not believe the principal amount of this investment is subject to material risk. Declines in interest rates over time will, however, reduce our interest or dividend income. The Company has no derivative instruments, debt, or foreign operations. It does not use derivative financial instruments in its investment portfolio.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q the Registrant’s principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of Registrant’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) ) and concluded that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to Registrant’s management, including its officers, as appropriate to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II. OTHER INFORMATION

Item 6.         Exhibit and Reports on Form 8-K

(a)	EXHIBIT INDEX

Exhibit No.
13	Note 1 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is incorporated herein by reference.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification, Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification, Chief Financial Officer.

32.1	Section 1350 Certification, Chief Executive & Chief Financial Officers.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REFAC

May 13, 2004	/s/ ROBERT L. TUCHMAN

Robert L. Tuchman, President and Chief Executive Officer

May 13, 2004	/s/ Raymond A. Cardonne, Jr.

Raymond A. Cardonne, Jr., Vice President and Chief Financial Officer (Principal Financial Officer)