Form 10-Q
period 2004-06-30
REFAC
filed 2004-08-13
CIK 82788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 0-7704

REFAC

(Exact name of registrant as specified in its charter)

Delaware	13-1681234

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Bridge Plaza, Suite 550

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, as of August 12, 2004 was 6,993,393.

REFAC

REFAC BALANCE SHEETS (Amounts in thousands, except share and per share data)
	June 30, 2004	December 31, 2003

	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$694	$799
Royalties and accounts receivable	419	478
Notes receivable – current portion	63	302
Investments being held to maturity	28,739	28,682
Income taxes receivable	636	636
Prepaid expenses and other current assets	874	899

Total current assets	31,425	31,796

Property and equipment – net	821	777
Available for sale securities	1,000	1,000
Notes receivable	174	205
Deferred incentive compensation	-	34
Deferred income taxes and other assets	396	468
Restricted investments being held to maturity	4,697	4,743

Total Assets	$38,513	$39,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$856	$1,093
Deferred revenue	45	145
Other liabilities	164	198

Total current liabilities	1,065	1,436

Deferred incentive compensation	846	946
Commitments and Contingencies
Temporary Equity	4,697	4,743
Stockholders’ Equity
Common stock, $.001 par value; authorized 20,000,000 shares; issued 7,006,049 as of December 31, 2003 and 7,016,049 as of June 30, 2004	7	7
Additional paid-in capital	22,956	22,742
Retained earnings	9,466	9,673
Treasury stock, at cost, 22,656 shares of common stock, $.001 par value in 2003 and 2004	(159)	(159)
Receivable from issuance of common stock	(365)	(365)

Total stockholders’ equity	31,905	31,898

Total Liabilities and Stockholders’ Equity	$38,513	$39,023

See accompanying Notes to the condensed financial statements (unaudited).

REFAC STATEMENTS OF OPERATIONS (Amounts in thousands, except share and per share data) (UNAUDITED)
	SIX MONTHS		THREE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2004	2003	2004	2003

Revenues
Licensing-related activities	$799	$994	$461	$543
Related party consulting services	95	-	30	-

Total revenues	894	994	491	543

Costs and Expenses
Licensing-related activities	61	57	30	28
General and administrative expenses	1,351	2,992	632	873

Total costs and expenses	1,412	3,049	662	901

Other Income and Expenses
Dividend and interest income	196	119	98	60

Total other income and expenses	196	119	98	60

Loss before benefit for taxes on loss	(322)	(1,936)	(73)	(298)
Benefit for taxes on loss	(109)	(578)	(34)	(196)

Net loss from continuing operations	(213)	(1,358)	(39)	(102)
Income from discontinued operations - net of taxes	5	28	-	19

Net loss	$(208)	$(1,330)	$(39)	$(83)

Basic and diluted loss per share:
From continuing operations	$(0.03)	$(0.31)	$(0.01)	$(0.02)
From discontinued operations	-	0.01	-	-
Net loss	$(0.03)	$(0.30)	$(0.01)	$(0.02)

Basic weighted average shares outstanding	6,990,811	4,429,875	6,993,393	5,151,811
Diluted weighted average shares outstanding	6,990,811	4,429,875	6,993,393	5,151,811

See accompanying Notes to the condensed financial statements (unaudited).

REFAC
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(UNAUDITED)
	Six Months Ended June 30,

	2004	2003

Cash Flows from Operating Activities	$(369)	$1,868

Cash Flows from Investing Activities
Notes receivable	257	133
Proceeds from investments being held to maturity	33,504	-
Purchase of investments being held to maturity	(33,515)	(21,423)
Purchase of fixed assets	(126)	(22)

Net cash provided by (used in) investing activities	120	(21,312)

Cash Flows from Financing Activities
Stock issuance costs	-	16,869
Appraisal settlement	-	(187)
Proceeds from exercise of stock options	144	39

Net cash provided by financing activities	144	16,721

Net decrease in cash and cash equivalents	(105)	(2,723)

Cash and cash equivalents at beginning of period	799	3,330

Cash and cash equivalents at end of period	$694	$607

See accompanying Notes to the condensed financial statements (unaudited).

REFAC NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

  1.   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three (3) and six (6) month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2003.

  2.   On January 27, 2004, the Company announced that it will focus its acquisition efforts on opportunities in the asset management sector of the financial services industry. The Company also announced that it has engaged a leading provider of executive search services to identify opportunities in this segment and to recruit individuals and/or teams within the industry to join the Company and build this business (See Note 11). In view of the costs associated with this search, the uncertainty as to when, and if, an acquisition will be made, the completion of the amortization of merger-related management incentive compensation during the first quarter, the Company's relocation to new offices at the end of the second quarter, an anticipated decline in income from the Company’s contract with Patlex Corporation and the default and financial distress of one of its key commercial real estate subtenants (see Note 12D) the results for the six months ended June 30, 2004 cannot be considered indicative of the results to be expected for the entire year.

  3.   On March 28, 2003, the Company entered into a stock purchase agreement with its controlling stockholder, Palisade Concentrated Equity Partnership, L.P. (“Palisade”), which closed on May 19, 2003. Pursuant thereto, Palisade acquired an additional 3,469,387 new shares of the Company’s common stock, at a price of $4.90 per share, or an aggregate price of approximately $17,000,000. Following the completion of the stock purchase transaction, Palisade’s ownership increased to approximately 90% of the Company’s outstanding shares. The purpose of the stock purchase transaction was to provide the Company with additional capital for making acquisitions.

  4.   On March 22, 2002, the Company announced that it was repositioning itself for sale or liquidation. Since that date, the Company has disposed of its operating segments with the exception of its licensing business and it has limited the operations of that segment to managing certain existing license agreements and related contracts. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Creative Consulting Services and Manufacture and Marketing of Consumer Products groups are included in the statement of operations as discontinued operations, net of taxes, as they have been sold pursuant to the Company’s repositioning.

      5.   The Company’s operations in the licensing of intellectual property rights are not considered held for sale because of the Company’s intent to manage certain outstanding licensing-related agreements through their termination. While the Company’s licensing operations are still considered a continuing business, it has not undertaken any new technology licensing projects during the current or preceding five fiscal years and it is highly unlikely that it will undertake any such projects in the future. The statement of operations reflects the results of the licensing of intellectual property rights in its results of continuing operations.

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

As the Payment Right represents a non-transferable right of stockholders to sell to the Company their shares of Common Stock received in the Palisade Merger for cash, the estimated Payment Amount ($7.02 per share as of June 30, 2004) has been reflected on the balance sheet as temporary equity with a similar amount reducing additional paid-in capital. Subsequent changes in the estimated Payment Amount through June 30, 2005, computed on a quarterly basis, will increase or decrease the temporary equity amount with an offsetting decrease or increase in additional paid-in capital.

Pursuant to the Palisade Merger Agreement, the Company has restricted a portion of its investments being held to maturity to maintain the Contingent Fund (as defined in the Palisade Merger Agreement) reserved to pay the Payment Amount.

6.   The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25. Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans are granted with an exercise price at least equal to the fair market value on the date of the grant. The following table presents the effect on the Company’s net earnings and earnings per share for the six and three month periods ended June 30, 2004 and 2003 had it adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.”

REFAC NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	Six Months Ended June 30,		Three Months Ended June 30,
Description	2004	2003	2004	2003
Net loss, as reported	$(208,000)	$(1,330,000)	$(39,000)	$(83,000)
Less: Total stock-based employee compensation expense determined under fair value based on methods for awards granted, modified, or settled, net of related tax effect	(67,000)	(94,000)	(42,000)	(62,000)
Add: Additional compensation expense for modification of non-employee director stock options	-	48,000	-	-

Proforma net loss	$(275,000)	$(1,376,000)	$(81,000)	$(145,000)

Loss per share, as reported
Basic	$(0.03)	$(0.30)	$(0.01)	$(0.02)
Diluted	$(0.03)	$(0.30)	$(0.01)	$(0.02)
Proforma loss per share
Basic	$(0.04)	$(0.31)	$(0.01)	$(0.03)
Diluted	$(0.04)	$(0.31)	$(0.01)	$(0.03)

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model.

7.   The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, “Earnings Per Share.”

	Six Months Ended June 30,		Three Months Ended June 30,
Description	2004	2003	2004	2003
Basic shares	6,990,811	4,429,875	6,993,393	5,151,811
Dilution: stock options and warrants	-	-	-	-

Diluted shares	6,990,811	4,429,875	6,993,393	5,151,811

Loss from continuing operations	$(213,000)	$(1,358,000)	$(39,000)	$(102,000)
Basic loss	$(0.03)	$(0.31)	$(0.01)	$(0.02)
Diluted loss	$(0.03)	$(0.31)	$(0.01)	$(0.02)

There are approximately 4,533 and 3,801 options excluded from the earnings per share computation for the six and three month periods ended June 30, 2004, respectively, since their effect would be anti-dilutive. There were approximately 10,768 and 2,321 options excluded from the earnings per share computation for the six and three month periods ended June 30, 2003, respectively, since their effect would be anti-dilutive.

REFAC NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

8.   Related Party Transactions

Palisade Capital Management, L.L.C. (“PCM”), the investment manager for Palisade, on behalf of itself and/or portfolio companies of funds that it manages, requests, from time to time, that the Company provide certain consulting services. In consideration for these services, PCM pays the Company a basic monthly retainer of $5,000 subject to quarterly adjustment, by mutual agreement, at the end of each calendar quarter to reflect the services rendered during such quarter. Either party has the right to terminate this agreement at any time without any prior notice. Under this arrangement, the Company has earned $40,000 and $15,000 with respect to services rendered during the six and three month periods ended June 30, 2004, respectively.

As of February 2004, the Corporation has agreed to provide consulting services directly to Neurologix, Inc., a public company in which PCM beneficially owns approximately 30% of the outstanding capital stock at a basic monthly retainer of $5,000 subject to quarterly adjustment, by mutual agreement, at the end of each calendar quarter to reflect the services rendered during such quarter. Either party has the right to terminate this agreement at any time without any prior notice. Under this arrangement, the Company has earned $55,000 and $15,000 with respect to services rendered during the six and three month periods ended June 30, 2004, respectively.

Other related party transactions include management indebtedness (see Note 9), a subleasing arrangement with Palisade Capital Securities, LLC (“PCS”), an affiliate of Palisade and PCM, under which it occupied approximately 1,185 gross rentable square feet through June 19, 2004 (see Note 13) and maintenance of brokerage accounts at PCS for the Company’s marketable securities (principally, U.S. treasury bills being held to maturity).

9.   Employment Agreements and Incentive Compensation

The Company is party to an employment contract with its President and Chief Executive Officer, which became effective upon the completion of the Palisade Merger, and, as amended and restated, has a term ending on March 31, 2005. During the term, the officer is entitled to an annual base salary of $300,000. Upon completion of the Palisade Merger, the officer received a signing bonus of $800,000 and is entitled to retention payments totaling $500,000 payable in fifteen (15) equal consecutive monthly installments of $33,000 each commencing on January 1, 2004. In addition, he is entitled to incentive compensation equal to an aggregate of 16% of “GLDA.” “GLDA” is defined in the employment agreement as the sum of the following:

•	the liquid distributable assets of the Company as of June 30, 2005, as calculated under the Palisade Merger Agreement, plus

•
the signing bonus, retention and incentive compensation payments paid or payable to him and the signing bonus and incentive compensation payments paid or payable to the Company’s Vice President as a result of the Palisade Merger, less

•	$17,844,000.

In 1996, the officer exercised options previously granted under the Company’s 1990 Stock Option Plan to purchase 100,000 shares of Old Refac Common Stock. In connection with such exercise, the Company provided the officer with a loan of $375,000 (which was reduced to $365,000 after the

REFAC NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

officer paid back $10,000). The note, as modified in March 2002, bears interest at the rate of 6% per annum and is payable in ten (10) equal annual installments commencing on December 31, 2004.

The Company is also party to an employment contract with its Vice President and Chief Financial Officer. As amended and restated, the officer’s current employment agreement became effective upon the completion of the Palisade Merger, and has a term ending on March 31, 2005. During the term, the officer is entitled to an annual base salary of $175,000. Upon completion of the Palisade Merger, the officer received a signing bonus of $314,000. In addition, he is entitled to the payment of incentive compensation equal to an aggregate of 4% of “GLDA.” “GLDA” is determined in the same manner as under the President and Chief Executive Officer’s employment agreement.

As a result of such amendments to the employment agreements, these officers received signing bonuses aggregating $1,114,000 on February 28, 2003. Additionally, as of December 31, 2003, the Company estimated that the management incentive compensation payable could aggregate $846,000. A deferred asset which was originally recorded in an amount equal to the estimated incentive compensation payable (subject to quarterly adjustment) has been amortized over the thirteen month period ending March 31, 2004. An amendment to the President and Chief Executive Officer’s agreement in November 2003 extended the term from March 31, 2004 to March 31, 2005 and recast the payment schedule for the retention bonuses. Such retention payments aggregating $500,000 which had been scheduled to be paid prior to March 31, 2004 are now payable in fifteen (15) equal consecutive monthly installments of $33,000 commencing January 1, 2004. As of October 31, 2003, the Company’s financial statements reflected an unamortized balance for such retention bonuses of $192,000. Commencing November 2003, this balance is being amortized over the extended employment agreement term at a monthly amortization of $11,000.

10.   Income Taxes

Tax Refund

During 2003, the Company received federal income tax refunds of $4,254,000 resulting from carrying back a net capital loss incurred in 2002 with respect to its sale of Refac International, Ltd. (“RIL”) and its 2002 net operating loss. Even though the Company has received these tax refund payments, it remains subject to Internal Revenue Service (“IRS”) audit with respect thereto and, should there be an assessment for any amounts determined to have been erroneously refunded, interest would be payable on the amount assessed. Currently, in accordance with a requirement to examine refund claims over $2,000,000, IRS is reviewing the Company’s tax refunds. While IRS has advised the Company that its review does not constitute an audit, it can change the scope of its review at any time and can initiate an examination of all open tax years. In connection with the pending review and the outcome of any audit that IRS may initiate, the Company has established a reserve of approximately $275,000 as of June 30, 2004. While the Company believes that this reserve is adequate, since IRS has not completed its review and the statute of limitations has not passed, no assurances can be given as to the sufficiency of this reserve.

Income Tax Provision

For the six months ending June 30, 2004, the Company had a loss before taxes from continuing operations of $322,000 and a tax benefit of $109,000 or approximately 34% of such loss. This tax benefit consists of a federal income tax carryforward ($243,000) offset by a decrease in deferred taxes during the

REFAC NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

period of $134,000. The effective tax benefit from continuing operations during the six months ended June 30, 2003 was 30% of the pre-tax loss. The effective tax benefit in such period was affected by expenses, principally merger related, that were deducted for financial reporting purposes but are not deductible for federal income tax purposes.

11.   Asset Management

On January 27, 2004, the Company announced that it will focus its acquisition efforts on opportunities in the asset management sector of the financial services industry. The Company also announced that it has engaged a leading provider of executive search services to identify opportunities in this segment and to recruit individuals and/or teams within the industry to join the Company and build this business. The agreement provides for a non-refundable retainer of $300,000, which is payable in four consecutive, equal monthly payments starting on January 27, 2004 and is creditable against a success-based fee based upon the first year total cash compensation of the team members recruited. The amounts paid to the executive search firm were amortized over a five month period beginning February 1, 2004.

The Company also granted to the principal of the search firm an option to purchase 25,000 shares of the Company’s common stock at a per share exercise price equal to the fair market value of the Company’s common stock on the date of grant of $5.02. The option vests upon the first anniversary date of the closing of the transaction contemplated in the engagement agreement (the "Closing") and shall have a term of five years from the date of grant. The fair value of the option will be measured using the Black-Scholes option-pricing model as of the Closing and expensed in its entirety as of such date.

12.   Business and Asset Dispositions

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

In furtherance of its plan to reposition itself for sale or liquidation, the Company sold certain assets, including certain accounts receivable, furniture and equipment, customer lists and goodwill, subject to certain liabilities, of the Graphic Design Group to a company formed by its president and former owner. The transaction was effective as of August 1, 2002 and the purchase price was $371,000 consisting of a lump-sum payment due on or before August 31, 2002 of $54,000 and a 6% promissory note for $317,000, which is payable in sixty (60) equal consecutive monthly installments of $6,000 commencing January 1, 2003.

As part of this transaction, as of July 31, 2002, the employment agreement with the President of the Graphic Design Group and stock options granted to him to purchase 30,000 shares of the Company’s stock were terminated in consideration of a lump-sum payment of $96,000. The Company also entered

REFAC NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

into a sublease with the acquiring company for 3,492 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. As of June 30, 2004, the rent for the remaining term of the sublease was $454,000.

B.   Sale of Licensing-Related Assets

On August 19, 2002, Refac International, Ltd. (“RIL”) sold its Gough licensing property and royalties receivable to Gough Holdings (Engineering), Ltd. (“GHE”) for $450,000, payable in five semi-annual installments, without interest, commencing September 30, 2002. GHE paid the first two installments aggregating $140,000 but asked the Company for an accommodation on the $100,000 third installment which was due on September 30, 2003. The Company agreed to accept payment of $30,000 in cash and GHE’s promissory note for the balance of $70,000. This note is payable in seven (7) equal consecutive monthly installments of $10,000 each, with interest at the rate of 10% per annum, with the first installment becoming due on November 1, 2003. In March 2004, GHE approached the Company regarding a lump-sum settlement payment of its obligations. On April 14, 2004, the Company and GHE entered into a discounted payment settlement agreement pursuant to which the Company received $215,000 on April 15, 2004. In connection with this settlement, the Company recorded a loss of $12,000 in the first quarter of 2004.

C.   OXO International

On September 20, 2002, RIL amended its agreement with OXO International (“OXO”), a division of World Kitchen, Inc. This amendment, which was approved by the court overseeing OXO’s bankruptcy, provided for payments to the Company of $550,000 of which $10,000 was for past due royalties; $180,000 for royalties for the six month period ending December 31, 2002 and $360,000 for royalties for the year ending December 31, 2003. As of February 2004, the $550,000 was paid in full.

D.   Sale of the Product Design Group

On September 20, 2002, RIL sold its Product Design Group to Product Genesis, LLC (“PG”) for a variable purchase price based upon 2½% of net revenues up to an aggregate of $300,000. Due to the uncertainties of collection of the purchase price, the Company did not allocate any cost basis to this contract right and recorded the $36,000 received in 2003 from PG as income from such discontinued operations. In December 2003, PG notified the Company that it was discontinuing its product design operations and, in January 2004, it advised the Company that it had entered into an agreement with Factors NY, LLC, a company wholly-owned by a former employee of PG, to purchase the goodwill and certain assets of PG. By agreement, dated February 10, 2004, the Company agreed to accept the fixed payment of $30,000, payable in four equal payments during 2004, in full settlement of the contingent balance of the variable purchase price provided for in the purchase agreement pursuant to which the Company sold its product design business to PG. As of June 30, 2004, the Company had received two payments, and no further payments are expected.

The Company also entered into a sublease with PG for 9,574 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. On December 22, 2003, by lease amendment, the Company released its security interest in PG’s machinery, equipment, furniture, fixtures and chattels located at the leased premises in consideration of a cash security deposit in the sum of $75,000. As of June 30, 2004, the rent for the remaining term of the sublease was $1,363,000. The due and timely performance of PG’s obligations under the sublease has

REFAC NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

been guaranteed by its affiliated companies, Product Genesis, Inc. and Product Genesis Business Trust (the “PG Affiliates”). PG’s sale of the business referred to in the preceding paragraph does not include this sublease and PG intends to sublease these premises.

On July 6, 2004, the Company was notified by a representative of PG that, due to extreme financial hardship, neither PG nor the PG Affiliates will be able to pay the July 2004 rent, or any further rent or be further bound by the sublease. Based upon the prevailing real estate market conditions, the Company has been advised that it could take six to nine months or longer to sublease the premises and that the real estate market rental rate is substantially below the rent that PG was paying. The Company cannot make any assurance regarding such sublease or any terms thereof.

E.   Sale of RIL

On September 30, 2002, the Company completed the transfer of the assets and assumption of the liabilities of its subsidiary, RIL, to the Company, excluding the capital stock of Refac Consumer Products, Inc. (“RCP”), a manufacturer of a line of consumer electronics products, and certain trademarks, patents and a patent application relating to RCP’s business. After such transfer, the Company sold RIL to RCP Products, LLC, a limited liability company established by a former employee, for $50,000 plus a variable purchase price based upon 2½% of the revenues received in excess of $1,000,000 from the sale of its consumer electronics products during the eight year period commencing January 1, 2003, up to a maximum of $150,000 in any given year and a cumulative total of $575,000. Due to the uncertainties of collection of the purchase price, the Company has not allocated any cost basis to this contract right and will record any monies that it may receive from RCP Products, LLC with respect thereto as income from such discontinued operations. As of June 30, 2004, the Company had not received any variable purchase price payments and based upon information provided by the purchaser, it does not expect to receive any such payments in the future.

13.   Leaseholds

In May 1999, the Company relocated its corporate offices and creative studio to newly constructed leased facilities in Edgewater, New Jersey. This lease expires on November 16, 2009 and provides for two successive five-year renewal options. In October 2001, the Company subleased a portion of its Edgewater facility, together with furniture, for an annualized payment of $270,000 through May 2005. In connection with the sale of the Company’s Graphic Design Group, the Company also entered into a sublease with the acquiring company for 3,492 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. As of June 30, 2004, the rent for the remaining term of the sublease was $454,000. In connection with the sale of the Company’s Product Design Group, the Company entered into a sublease with the acquiring company for 9,574 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. As of June 30, 2004, the rent for the remaining term of this sublease was $1,363,000. See Note 12D regarding the abandonment of the premises by the acquiring company.

In February 2003, the Company and its landlord amended the master lease to reduce the rentable square footage by 9,757 square feet and the aggregate rent payable over the remaining term of the lease by $840,000. Taking this amendment into account, the annual rent due under the lease in 2004 and thereafter is $446,000 subject to a maximum cost of living increase of 2.5% per annum.

REFAC NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The Company relocated its corporate office on May 1, 2003 to Fort Lee, New Jersey where it occupied approximately 1,185 gross rentable square feet under a sublease with PCS, an affiliate of PCM, at a monthly rent of $3,000. As of June 11, 2004, the Company commenced possession under a direct lease with the landlord for larger space in this building encompassing 4,751 gross rentable square feet. The Company completed its move into such premises as of June 19, 2004. At such time, its sublease with PCS was terminated. The new lease expires on June 30, 2009 and provides for a five-year renewal option. The expected rent for the entire term of the sublease is $677,000, subject to escalations. Under the lease, the Company was required to pay $55,000 toward the construction of the premises.

14.   Wrench versus Taco Bell Litigation

By Agreement, dated as of January 31, 2002, the Company and Ms. Arlene Scanlan, who was then President of Refac Licensing, Inc. (“RL”), agreed to a termination of her employment agreement and stock options and to a conveyance of her 19% interest in RL to the Company. This termination agreement also requires Ms. Scanlan to pay the Company 50% of the first $3,000,000 that she, or any entity controlled by her, may receive relating to a certain lawsuit against Taco Bell Corp., entitled Wrench LLC, Joseph Shields and Thomas Rinks v. Taco Bell Corp. which was filed in the United States District Court for the Western District of Michigan. On June 4, 2003, the jury awarded $30,000,000 to the plaintiffs and, on September 30, 2003, the Court amended the judgment to include pre-judgment interest of $12,000,000. Based upon Ms. Scanlan’s interest in this judgment, when and if the judgment is paid, the Company would be entitled to the maximum of $1,500,000. While YUM! Brands, Inc. (“YUM”), which owns Taco Bell, has recorded a charge of $42,000,000 on it books, it maintains that the plaintiff’s claims are without merit and has appealed the verdict to the Sixth Circuit Court of Appeals. Due to the uncertainty as to the ultimate outcome of this litigation, the Company has not accrued any income with respect thereto.

REFAC MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Continuing Operations

Revenues from continuing operations for the six months ended June 30, 2004 were $894,000 as compared to revenues of $994,000 for the same period in 2003. Revenues from licensing-related activities decreased by $195,000, in the six month period ended June 30, 2004, mostly related to the fact that the Company’s agreement with OXO International terminated at the end of 2003 (See Note 12C to the condensed financial statements). This property accounted for $180,000 of the Company’s licensing-related revenues in the first half of 2003. Partially offsetting the decline in licensing-related revenues was an increase in consulting income of $95,000.

Revenues from continuing operations for the three months ended June 30, 2004 were $491,000, as compared to revenues of $543,000 for the same period in 2003. Revenues from licensing-related activities decreased by $82,000 in the second quarter of 2004 primarily due to OXO. This property accounted for $82,000 of the Company’s licensing-related revenues in the second quarter of 2003. Partially offsetting the decline in licensing-related revenues was an increase in consulting income of $30,000.

Revenues from continuing operations for the six and three months are summarized as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
Description	2004	2003	2004	2003
Licensing-related activities	89%	100%	94%	100%
Related party consulting services	11%	-	6%	-

Total	100%	100%	100%	100%

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

REFAC MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses from the licensing of intellectual property rights consist principally of amounts paid to licensors at contractually stipulated percentages of the Company’s licensing revenues and, expenses related to the administration of the license rights and related licenses. These expenses increased by $4,000 for the six months ended June 30, 2004. As a percentage of licensing revenues, these expenses were 7.6% and 5.7% in 2004 and 2003, respectively. Expenses related to the licensing of intellectual property rights increased by $2,000 for the three months ended June 30, 2004.

General and administrative expenses decreased by $1,641,000 in the six month period ended June 30, 2004 as compared to the previous year. This reduction is primarily the result of the absence in the first half of 2004 of certain non-recurring expenses that were incurred in the first half of 2003, such as merger-related costs of $484,000 and accelerated depreciation of leasehold improvements associated with a reduction of the Company’s leased premises in Edgewater, New Jersey of $273,000, and a decrease in management incentive compensation of $931,000.

General and administrative expenses were $241,000 lower in the second quarter of 2004 as compared to 2003. This reduction is primarily the result of the absence in the second quarter of 2004 of certain non-recurring expenses that were incurred in the second quarter of 2003, such as merger-related costs of $55,000 and accelerated depreciation of leasehold improvements associated with a reduction of the Company’s leased premises in Edgewater, New Jersey of $91,000, and a decrease in management incentive compensation of $277,000 offset by the amortization of $180,000 in executive search firm retainer fees.

Dividend and interest income increased by $77,000 for the six month period ended June 30, 2004 as compared to the previous year primarily as a result of the purchase of additional investments being held to maturity with cash proceeds from the realization of income tax refunds and Palisade’s investment of approximately $17,000,000 in May 2003.

Income Taxes - For the six months ending June 30, 2004, the Company had a loss before taxes from continuing operations of $322,000 and a tax benefit of $109,000 or approximately 34% of such loss. This tax benefit consists of a federal income tax carryforward ($243,000) offset by a decrease in deferred taxes during the period of $134,000. The effective tax benefit from continuing operations during the six months ended June 30, 2003 was 30% of the pre-tax loss. The effective tax benefit in such period was affected by expenses, principally merger related, that were deducted for financial reporting purposes but are not deductible for federal income tax purposes.

During 2003, the Company received federal income tax refunds totaling $4,254,000 resulting from carrying back a net capital loss incurred in 2002 with respect to its sale of Refac International, Ltd. (“RIL”) and its 2002 net operating loss. Even though the Company has received these tax refund payments, it remains subject to Internal Revenue Service (“IRS”) audit with respect thereto and, should there be an assessment for any amounts determined to have been erroneously refunded, interest would be payable on the amount assessed. Currently, in accordance with a requirement to examine refund claims over $2,000,000, IRS is reviewing the Company’s tax refunds. While IRS has advised the Company that its review does not constitute an audit, it can change the scope of its review at any time and can initiate an examination of all open tax years. In connection with the pending review and the outcome of any audit that IRS may initiate, the Company has established a reserve of approximately $275,000 as of June 30, 2004. While the Company believes that this reserve is adequate, since IRS has not completed its review and the statute of limitations has not passed, no assurances can be given as to the sufficiency of this reserve.

REFAC MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company’s income tax receivable as of June 30, 2004 is based upon its ability to carry back its 2003 net operating loss for federal income tax purposes to a prior tax year.

As of June 30, 2004, the Company had deferred tax assets relating to the State of New Jersey aggregating $362,000 of which $240,000 is attributable to New Jersey net operating loss carryforwards of $789,000 and $1,882,000 in 2004 and 2003, respectively, which can be applied against any New Jersey taxable income the Company might earn during the seven year period after the year in which such carryforward was recognized for tax purposes. The Company is currently focusing its acquisition efforts in the asset management sector of the financial services industry, and at this point, it cannot determine whether this business will generate any New Jersey taxable income. Due to such uncertainty, the Company has estimated that only $12,000 of its New Jersey related deferred taxes assets will be realized and has established a valuation allowance to cover the $350,000 difference. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

As of June 30, 2004, the Company had federal deferred tax assets aggregating $967,000 of which $272,000 is attributable to federal net operating loss carryforwards of $790,000 and $11,000 in 2004 and 2003, respectively, which can be used during the twenty year period after the year in which such carryforward was recognized for tax purposes. No valuation allowance has been taken for the Company’s federal deferred tax assets. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

Results of Discontinued Operations - In furtherance of its plan to reposition itself for sale or liquidation, the Company sold its Creative Consulting Services and Manufacture and Marketing of Consumer Products groups in the third quarter of 2002. Income from discontinued operations in 2003 was principally attributable to the receipt of variable purchase price payments in connection with the sale of the Company’s Product Design Group. The Company received $15,000 in 2004 from the acquiror of its Product Design Group, and no further payments are expected.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $105,000 from $799,000 at December 31, 2003 to $694,000 at June 30, 2004. Available for sale securities and investments being held to maturity increased by $57,000 from $29,682,000 at December 31, 2003 to $29,739,000 at June 30, 2004.

      Operations used $369,000 of cash during the six months ended June 30, 2004 whereas during the same period in 2003 operations provided $1,868,000 of cash principally from the realization of part of the income tax refund due to the Company.

Investing activities provided $120,000 of cash principally from the payment of notes receivable during the six months ended June 30, 2004 whereas during the same period in 2003 investing activities used $21,312,000 of cash principally from purchases of investments being held to maturity.

REFAC MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash provided by financing activities was $144,000 during the six months ended June 30, 2004 from the exercise of stock options as compared to the same period in 2003 when $16,721,000 was provided primarily from Palisade’s investment in the Company of approximately $17,000,000 in May 2003.

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

The Company’s portfolio of investments being held to maturity consists primarily of U.S. treasury bills bought with an original maturity of six months or less. The portfolio is invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in support of the Company’s acquisition plans. The Company’s available for sale securities consist of variable cumulative preferred stock from a single issuer with a dividend rate which is determined by an auction method every forty-nine days.

Pursuant to the Palisade Merger Agreement, the Company has restricted $4,697,000 of its investments being held to maturity to maintain the Contingent Fund (as defined in the Palisade Merger Agreement). This amount is being shown as a long-term asset on the balance sheet as the Payment Right is not determinable and payable until after June 30, 2005. This right to sell the shares is limited to stockholders who held their shares at the completion of the Palisade Merger and continue to hold their shares until the amount of liquid distributable assets at June 30, 2005 is determined. Since the Company does not have direct access to stockholder trading information, the Company has not reduced the Contingent Fund. The Contingent Fund will be adjusted if the Company becomes aware of any actual sales of Common Stock issued in connection with the merger. As of June 30, 2004, the price of the Payment Right was estimated to be $7.02 per share and the closing price of Common Stock was $4.80 per share. Any Contingent Fund amounts which are not paid pursuant to the procedure in the Palisade Merger Agreement will become unrestricted on or about August 15, 2005.

The Company has commitments under leases covering its facilities (see Note 13 to the condensed financial statements) and under a 1996 Retirement Agreement with its founder and former chief executive officer, which provides an annuity of $100,000 per annum during his life as well as medical and health benefits for him and his spouse during their lives. Provision was made for amounts payable under the Retirement Agreement in the Company’s 1996 financial statements based upon his then life expectancy. As of December 31, 2003, such liability was fully amortized. During the first half of 2004, such amounts payable have been expensed.

REFAC MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table represents the Company’s future material, long-term contractual obligations as of June 30, 2004:

	Payments Due By Period
Contractual Obligations	Total	Less than one year	1 - 3 years	3 – 5 Years	More than 5 years
Operating Lease Obligations	$3,193,000	$581,000	$1,161,000	$1,172,000	$279,000
Management Incentive Compensation (see Note 9)	$1,146,000	300,000	846,000	-	-

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

FORWARD LOOKING STATEMENTS

This document includes certain statements of the Company that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying

REFAC MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
the outcome of the current IRS review of the Company’s tax refunds aggregating $4,254,000 and the possibility that IRS can elect to change the scope of the review and/or audit other open tax years and determine that all or a material part of the refunds received in 2003 were erroneously refunded;

•	the failure to realize currently projected income from the Company’s remaining licensing properties;

•	changes in the interest rate environment;

•	general economic conditions may be less favorable than expected; and

•	changes may occur in the securities markets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2004, the Company had investments held to maturity including restricted investments held to maturity of $33,436,000 primarily consisting of U.S. treasury bills with original maturities at the date of purchase of six months or less. These highly liquid investments are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Because the Company has the positive intent and ability to hold these investments until maturity, it does not expect any decline in value of its investments caused by market interest rate changes. As of June 30, 2004, the Company also had $1,000,000 in variable cumulative preferred stock from a single issuer with a dividend rate which is determined by an auction method every forty-nine days. Given the nature of this security, the Company does not believe the principal amount of this investment is subject to material risk. Declines in interest rates over time will, however, reduce our interest or dividend income. The Company has no derivative instruments, debt, or foreign operations. It does not use derivative financial instruments in its investment portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended June 30, 2004, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) ) and concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its officers, as appropriate to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

The Company’s principal executive officer and principal financial officer have also concluded there were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 7, 2004 to elect three Class 2 directors, each to hold office for a term of 3 years. All three director nominees were elected. The number of votes for each nominee is set forth below:

Name of Director Nominee	Number of Shares Voted For	Number of Shares Voted Against
Eugene K. Bolton	6,941,084	12,132
Mark S. Newman	6,941,084	12,132
Robert L. Tuchman	6,941,084	12,132

Mark S. Hoffman, Melvin Meskin, and Jeffrey D. Serkes, the Class 3 directors, and Clark A. Johnson and Mark N. Kaplan, the Class 1 directors, have terms which expire in 2005 and 2006, respectively. Accordingly, these directors were not up for re-election at the meeting and their term of office continued after the meeting.

Item 6. Exhibits and Reports on Form 8-K

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

                       REFAC

August 13, 2004	/s/ Robert L. Tuchman

Robert L. Tuchman, President and
Chief Executive Officer

August 13, 2004	/s/ Raymond A. Cardonne

Raymond A. Cardonne, Jr., Vice President
and Chief Financial Officer
(Principal Financial Officer)

