Form 10-Q
period 2004-09-30
REFAC
filed 2004-11-12
CIK 82788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, as of November 11, 2004 was 6,993,393.

REFAC

REFAC BALANCE SHEETS (Amounts in thousands, except share and per share data)
	September 30, 2004	December 31, 2003
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$15,276	$799
Royalties and accounts receivable	479	478
Notes receivable - current portion	63	302
Investments being held to maturity	14,173	28,682
Income taxes receivable	602	636
Prepaid expenses and other current assets	735	899
Restricted investments being held to maturity	4,732	-
Total current assets	36,060	31,796

Property and equipment - net	792	777
Available for sale securities	1,000	1,000
Notes receivable	157	205
Deferred incentive compensation	-	34
Deferred income taxes and other assets	452	468
Restricted investments being held to maturity	-	4,743
Total Assets	$38,461	$39,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$523	$693
Deferred revenue	70	145
Deferred incentive compensation	1,046	400
Other liabilities	89	198
Total current liabilities	1,728	1,436
Deferred incentive compensation	-	946
Commitments and Contingencies
Temporary Equity	4,732	4,743
Stockholders’ Equity
Common stock, $.001 par value; authorized 20,000,000 shares; issued 7,006,049 as of December 31, 2003 and 7,016,049 as of September 30, 2004	7	7
Additional paid-in capital	22,921	22,742
Retained earnings	9,597	9,673
Treasury stock, at cost, 22,656 shares of common stock, $.001 par value in 2003 and 2004	(159)	(159)
Receivable from issuance of common stock	(365)	(365)
Total stockholders’ equity	32,001	31,898
Total Liabilities and Stockholders’ Equity	$38,461	$39,023
See accompanying Notes to the condensed financial statements (unaudited).

REFAC STATEMENTS OF OPERATIONS (Amounts in thousands, except share and per share data) (UNAUDITED)
	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Revenues
Licensing-related activities	$469	$346	$1,268	1,340
Related party consulting services	50	-	145	-
Total revenues	519	346	1,413	1,340

Costs and Expenses
Licensing-related activities	31	30	92	87
General and administrative expenses	409	594	1,760	3,586
Total costs and expenses	440	624	1,852	3,673

Other Income and Expenses
Dividend and interest income	108	102	304	221
Total other income and expenses	108	102	304	221

Income (loss) before provision or benefit for taxes	187	(176)	(135)	(2,112)
Provision (benefit) for taxes on income (loss)	61	(80)	(48)	(658)
Net income (loss) from continuing operations	126	(96)	(87)	(1,454)
Income from discontinued operations - net of taxes	5	4	10	32
Net income (loss)	$131	($92)	($77)	($1,422)

Basic and diluted income (loss) per share:
From continuing operations	$0.02	($0.01)	($0.01)	($0.28)
From discontinued operations	0.00	0.00	0.00	0.01
Net income (loss)	$0.02	($0.01)	($0.01)	($0.27)

Basic weighted average shares outstanding	6,993,393	6,983,393	6,991,678	5,290,402
Diluted weighted average shares outstanding	6,996,963	6,983,393	6,991,678	5,290,402

See accompanying Notes to the condensed financial statements (unaudited).

REFAC
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(UNAUDITED)
	Nine Months Ended September 30,
	2004	2003

Cash Flows from Operating Activities	($321)	$2,796

Cash Flows from Investing Activities
Notes receivable	274	147
Proceeds from investments being held to maturity	60,955	(22,124)
Purchase of investments being held to maturity	(46,434)	-
Purchase of fixed assets	(141)	(22)
Net cash provided by (used in) investing activities	14,654	(21,999)

Cash Flows from Financing Activities
Stock issuance costs	-	16,869
Appraisal settlement	-	(187)
Proceeds from exercise of stock options	144	39
Net cash provided by financing activities	144	16,721

Net increase (decrease) in cash and cash equivalents	14,477	(2,482)

Cash and cash equivalents at beginning of period	799	3,330
Cash and cash equivalents at end of period	$15,276	$848

See accompanying Notes to the condensed financial statements (unaudited).

REFAC NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three (3) and nine (9) month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2003.

2.  On January 27, 2004, the Company announced that it will focus its acquisition efforts on opportunities in the asset management sector of the financial services industry. The Company has engaged leading providers of executive search services to identify opportunities in this segment and to recruit individuals and/or teams within the industry to join the Company and build this business (See Note 11). In view of the costs associated with this search, the uncertainty as to when, and if, an acquisition will be made, the completion of the amortization of merger-related management incentive compensation during the first quarter, the Company's relocation to new offices at the end of the second quarter, an anticipated decline in income from the Company’s contract with Patlex Corporation and the settlement with one of its key commercial real estate subtenants (see Note 12D) the results for the nine months ended September 30, 2004 cannot be considered indicative of the results to be expected for the entire year.

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

As the Payment Right represents a non-transferable right of stockholders to sell to the Company their shares of Common Stock received in the Palisade Merger for cash, the estimated Payment Amount ($7.08 per share as of September 30, 2004) has been reflected on the balance sheet as temporary equity with a similar amount reducing additional paid-in capital. Subsequent changes in the estimated Payment Amount through June 30, 2005, computed on a quarterly basis, will increase or decrease the temporary equity amount with an offsetting decrease or increase in additional paid-in capital.

Pursuant to the Palisade Merger Agreement, the Company has restricted a portion of its investments being held to maturity to maintain the Contingent Fund (as defined in the Palisade Merger Agreement) reserved to pay the Payment Amount.

6.  The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25. Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans are granted with an exercise price at least equal to the fair market value on the date of the grant. The following table presents the effect on the Company’s net earnings and earnings per share for the three and nine month periods ended September 30, 2004 and 2003 had it adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.”

REFAC NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2004	2003	2004	2003
Net income (loss), as reported	$131,000	($92,000)	($77,000)	($1,422,000)
Add: Additional compensation expense for modification of non-employee director stock options	-	-	-	48,000
Less: Total stock-based employee compensation expense determined under fair value based on methods for awards granted, modified, or settled, net of related tax effect	(19,000)	(20,000)	(86,000)	(113,000)

Proforma net income (loss)	112,000	($112,000)	(163,000)	($1,487,000)
Income (loss) per share, as reported
Basic	$0.02	($0.01)	($0.01)	($0.27)
Diluted	$0.02	($0.01)	($0.01)	($0.27)
Proforma income (loss) per share
Basic	$0.02	($0.02)	($0.02)	($0.28)
Diluted	$0.02	($0.02)	($0.02)	($0.28)

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model.

7.  The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, “Earnings Per Share.”

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2004	2003	2004	2003
Basic shares	6,993,393	6,983,393	6,991,678	5,290,402
Dilution: stock options and warrants	3,570	-	-	-
Diluted shares	6,996,963	6,983,393	6,991,678	5,290,402
Income (loss) from continuing operations	$126,000	($96,000)	($87,000)	($1,454,000)
Basic income (loss)	$0.02	($0.01)	($0.01)	($0.27)
Diluted income (loss)	$0.02	($0.01)	($0.01)	($0.27)

There are approximately 4,212 options excluded from the earnings per share computation for the nine month period ended September 30, 2004 since their effect would be anti-dilutive. There were approximately 5,617 and 9,051 options excluded from the earnings per share computation for the three and nine month periods ended September 30, 2003, respectively, since their effect would be anti-dilutive.

REFAC NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

8.  Related Party Transactions

Palisade Capital Management, L.L.C. (“PCM”), the investment manager for Palisade, on behalf of itself and/or portfolio companies of funds that it manages, requests, from time to time, that the Company provide certain consulting services. In consideration for these services, PCM pays the Company a basic monthly retainer of $5,000 subject to quarterly adjustment, by mutual agreement, at the end of each calendar quarter to reflect the services rendered during such quarter. Either party has the right to terminate this agreement at any time without any prior notice. Under this arrangement, the Company has earned $25,000 and $65,000 with respect to services rendered during the three and nine month periods ended September 30, 2004, respectively.

As of February 2004, the Corporation has agreed to provide consulting services directly to Neurologix, Inc., a public company in which PCM beneficially owns approximately 30% of the outstanding capital stock, at a basic monthly retainer of $5,000 subject to quarterly adjustment, by mutual agreement, at the end of each calendar quarter to reflect the services rendered during such quarter. Either party has the right to terminate this agreement at any time without any prior notice. Under this arrangement, the Company has earned $25,000 and $80,000 with respect to services rendered during the three and nine month periods ended September 30, 2004, respectively.

Other related party transactions include management indebtedness (see Note 9) and maintenance of brokerage accounts at Palisade Capital Securities (“PCS”) for the Company’s marketable securities (principally, U.S. treasury bills being held to maturity).

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

10.  Income Taxes

Tax Refund

During 2003, the Company received federal income tax refunds of $4,254,000 resulting from carrying back a net capital loss incurred in 2002 with respect to its sale of Refac International, Ltd. (“RIL”) and its 2002 net operating loss. Even though the Company has received these tax refund payments, it remains subject to Internal Revenue Service (“IRS”) audit with respect thereto and, should there be an assessment for any amounts determined to have been erroneously refunded, interest would be payable on the amount assessed. Currently, in accordance with a requirement to examine refund claims over $2,000,000, IRS is reviewing the Company’s tax refunds. While IRS has advised the Company that its review does not constitute an audit, it can change the scope of its review at any time and can initiate an examination of all open tax years. In connection with the pending review and the outcome of any audit that IRS may initiate, the Company has established a reserve of approximately $275,000 as of September 30, 2004. While the Company believes that this reserve is adequate, since IRS has not completed its review and the statute of limitations has not passed, no assurances can be given as to the sufficiency of this reserve.

Income Tax Provision

For the nine months ending September 30, 2004, the Company had a loss before taxes from continuing operations of $135,000 and a tax benefit of $48,000 or approximately 36% of such loss. The effective income tax rate on continuing operations for the nine months ended September 30, 2004 differs from the federal statutory rate of 34% principally due to the dividend received exclusion. The effective tax benefit from continuing operations during the nine months ended September 30, 2003 was 31% of the pre-tax loss. The effective tax benefit in such period was affected by expenses, principally merger related, that were deducted for financial reporting purposes but are not deductible for federal income tax purposes.

REFAC NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

11.  Asset Management

On January 27, 2004, the Company announced that it will focus its acquisition efforts on opportunities in the asset management sector of the financial services industry. The Company has engaged two leading providers of executive search services to identify opportunities in this segment and to recruit individuals and/or teams within the industry to join the Company and build this business. One agreement provides for the payment of a non-refundable retainer of $300,000 which was amortized over a five month period beginning February 1, 2004 and the other agreement, which was signed on October 11, 2004, provides for a non-refundable retainer of $100,000 which will be amortized over a six month period commencing October 1, 2004. In both instances, the retainer may be credited against a success-based fee based upon the first year total cash compensation of the team members recruited.

The Company also granted to the principal of one of the search firms an option to purchase 25,000 shares of the Company’s common stock at a per share exercise price of $5.02, which was equal to the fair market value of the Company’s common stock on the date of grant. The option vests upon the first anniversary date of the closing of the transaction contemplated in the engagement agreement (the "Closing") and shall have a term of five years from the date of grant. The fair value of the option will be measured using the Black-Scholes option-pricing model as of the Closing and expensed in its entirety as of such date.

12.  Business and Asset Dispositions

A.	Sale of the Graphic Design Group

In furtherance of its plan to reposition itself for sale or liquidation, on August 5, 2002, the Company sold certain assets, including certain accounts receivable, furniture and equipment, customer lists and goodwill, subject to certain liabilities, of its Graphic Design Group to a company formed by its president and former owner. The transaction was effective as of August 1, 2002 and the purchase price was $371,000 consisting of a lump-sum payment due on or before August 31, 2002 of $54,000 and a 6% promissory note for $317,000, which is payable in sixty (60) equal consecutive monthly installments of $6,000 commencing January 1, 2003.

As part of this transaction, the Company also entered into a sublease with the acquiring company for 3,492 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. As of September 30, 2004, the rent for the remaining term of the sublease was $459,000.

B.	Sale of Licensing-Related Assets

On August 19, 2002, Refac International, Ltd. (“RIL”) sold its Gough licensing property and royalties receivable to Gough Holdings (Engineering), Ltd. (“GHE”) for $450,000, payable in five semi-annual installments, without interest, commencing September 30, 2002. GHE paid the first two installments aggregating $140,000 but asked the Company for an accommodation on the $100,000 third installment which was due on September 30, 2003. The Company agreed to accept payment of $30,000 in cash and GHE’s promissory note for the balance of $70,000. This note was payable in seven (7) equal consecutive monthly installments of $10,000 each, with interest at the rate of 10% per annum, with the first installment becoming due on November 1, 2003. On April 14, 2004, the Company and GHE entered into a discounted payment settlement agreement pursuant to which the Company received $215,000 on April 15, 2004. In connection with this settlement, the Company recorded a loss of $12,000 in the first quarter of 2004.

REFAC NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

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

On September 20, 2002, RIL sold its Product Design Group to Product Genesis, LLC (“PG”) for a variable purchase price based upon 2½% of net revenues up to an aggregate of $300,000. Due to the uncertainties of collection of the purchase price, the Company did not allocate any cost basis to this contract right and recorded the $36,000 received in 2003 from PG as income from such discontinued operations. In December 2003, PG notified the Company that it was discontinuing its product design operations and, in January 2004, it advised the Company that it had entered into an agreement with Factors NY, LLC, a company wholly-owned by a former employee of PG, to purchase the goodwill and certain assets of PG. By agreement, dated February 10, 2004, the Company agreed to accept the fixed payment of $30,000, payable in four equal payments during 2004, in full settlement of the contingent balance of the variable purchase price provided for in the purchase agreement pursuant to which the Company sold its product design business to PG. As of September 30, 2004, the Company had received three payments. The fourth payment was received in October 2004.

The Company also entered into a sublease with PG for 9,574 square feet of commercial rentable space with a termination date of November 15, 2009. On December 22, 2003, by lease amendment, the Company released its security interest in PG’s machinery, equipment, furniture, fixtures and chattels located at the leased premises in consideration of a cash security deposit in the sum of $75,000. The due and timely performance of PG’s obligations under the sublease has been guaranteed by its affiliated companies, Product Genesis, Inc. (“PG-INC”) and Product Genesis Business Trust ( “PGBT”). PG’s sale of the business referred to in the preceding paragraph does not include this sublease.

On July 6, 2004, the Company was notified by a representative of PG that, due to extreme financial hardship, neither PG, PG-INC nor PGBT would be able to pay the rent for July 2004, or any further rent or be further bound by the sublease. Based upon the prevailing real estate market conditions, the Company has been advised that it could take six to nine months or longer to sublease the premises and that the real estate market rental rate is substantially below the rent that PG was paying. The Company cannot make any assurances as to when or on what terms it can find a new subtenant.

REFAC NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

On October 5, 2004, the Company entered into a settlement agreement with PG, PG-INC and PGBT whereby it agreed to a termination of the sublease and a mutual release in consideration of the following:

1.	The $75,000 security deposit that the Company held was applied to past due rent.

2.	Payment of the sum of $150,000 which was received upon the signing of the agreement.

3.	PG-INC’s agreement to pay the Company $50,000 (evidenced by a promissory note guaranteed by PGBT) as follows:

$20,000	In twenty (20) consecutive monthly installments of $1,000 each due on the first day of each month commencing with the month of November 2004 and with the last payment being due on June 1, 2006
$30,000	In fifteen (15) consecutive monthly installments of $2,000 each due on the first day of each month commencing with the month of July 2006 and with the last payment being due on September 1, 2007

4.	Bill of Sale from PG covering all of the furniture and equipment it had left at the premises.

5.	Payment by PG of the $7,500 balance due under the variable purchase settlement mentioned above.

6.	PG waived its claim against the Company for reimbursement of $20,000 in leasehold construction costs it had incurred.

E.	Sale of RIL

On September 30, 2002, the Company completed the transfer of the assets and assumption of the liabilities of its subsidiary, RIL, to the Company, excluding the capital stock of Refac Consumer Products, Inc. (“RCP”), a manufacturer of a line of consumer electronics products, and certain trademarks, patents and a patent application relating to RCP’s business. After such transfer, the Company sold RIL to RCP Products, LLC, a limited liability company established by a former employee, for $50,000 plus a variable purchase price based upon 2½% of the revenues received in excess of $1,000,000 from the sale of its consumer electronics products during the eight year period commencing January 1, 2003, up to a maximum of $150,000 in any given year and a cumulative total of $575,000. Due to the uncertainties of collection of the purchase price, the Company has not allocated any cost basis to this contract right and will record any monies that it may receive from RCP Products, LLC with respect thereto as income from such discontinued operations. As of September 30, 2004, the Company had not received any variable purchase price payments and based upon information provided by the purchaser, it does not expect to receive any such payments in the future.

REFAC NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

13.  Leaseholds

In May 1999, the Company relocated its corporate offices and creative studio to newly constructed leased facilities in Edgewater, New Jersey. This lease expires on November 16, 2009 and provides for two successive five-year renewal options. In October 2001, the Company subleased a portion of its Edgewater facility, together with furniture, for an annualized payment of $270,000 through May 2005. The existing subtenant has informed the Company that it does not intend to renew its sublease. In connection with the sale of the Company’s Graphic Design Group, the Company also entered into a sublease with the acquiring company for 3,492 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. In connection with the sale of the Company’s Product Design Group, the Company entered into a sublease with the acquiring company for 9,574 square feet of commercial rentable space, which sublease was terminated by mutual agreement on October 5, 2004. See Note 12D for more information regarding such settlement.

In February 2003, the Company and its landlord amended the master lease to reduce the rentable square footage by 9,757 square feet and the aggregate rent payable over the remaining term of the lease by $840,000. Taking this amendment into account, the annual rent due under the lease in 2004 and thereafter is $446,000 subject to a maximum cost of living increase of 2.5% per annum.

The Company relocated its corporate office on May 1, 2003 to Fort Lee, New Jersey where it occupied approximately 1,185 gross rentable square feet under a sublease with PCS, an affiliate of PCM, at a monthly rent of $3,000. As of June 11, 2004, the Company commenced possession under a direct lease with the landlord for larger space in the same building encompassing 4,751 gross rentable square feet. The Company completed its move into such premises as of June 19, 2004. At such time, its sublease with PCS was terminated. The new lease expires on June 30, 2009 and provides for a five-year renewal option. The expected rent for the entire term of the sublease is $677,000, subject to escalations. Under the lease, the Company was required to pay $55,000 toward the construction of the premises.

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

REFAC MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Continuing Operations

Revenues from continuing operations for the three months ended September 30, 2004 were $519,000, as compared to revenues of $346,000 for the same period in 2003. Revenues from licensing-related activities increased by $123,000 in the third quarter of 2004 primarily due to its agreement with Patlex Corporation (“Patlex”) offset by the fact that the Company’s agreement with OXO International (“OXO”) terminated at the end of 2003 (See Note 12C to the condensed financial statements). OXO accounted for $90,000 of the Company’s licensing-related revenues in the third quarter of 2003. Revenues from related party consulting services, which were initiated in the fourth quarter of 2003, aggregated $50,000.

Revenues from continuing operations for the nine months ended September 30, 2004 were $1,413,000 as compared to revenues of $1,340,000 for the same period in 2003. Revenues from licensing-related activities decreased by $72,000, in the nine month period ended September 30, 2004, mostly related to the termination of OXO, offset by an increase in the Patlex income. OXO accounted for $270,000 of the Company’s licensing-related revenues during the nine months ended September 30, 2003. Offsetting the decline in licensing-related revenues were revenues from related party consulting of $145,000.

Revenues from continuing operations for the three and nine months are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2004	2003	2004	2003
Licensing-related activities	90%	100%	90%	100%
Related party consulting services	10%	-	10%	-
Total	100%	100%	100%	100%

With the sale of the Heli-Coil, Dodge and Gough licensing properties in 2002 and the termination of its agreement with OXO in December 2003, the Company’s significant remaining licensing property is its agreement with Patlex. The Company’s income from its contract with Patlex is variable and is based upon revenues derived by Patlex from the licensing of two laser patents. The more significant of the two patents licensed by Patlex Corporation is the Gas Discharge Laser Patent (U.S. Patent No. 4,704,583), which expires on November 3, 2004. The other patent is the Brewster’s Angle Patent (U.S. Patent No. 4,746,201) which expires on May 24, 2005. Given the expiration of the Gas Discharge Patent on November 3, 2004, the Patlex income is expected to decline in the fourth quarter of 2004. Moreover, as a result of the expiration of the Gas Discharge Patent and the subsequent expiration of the Brewster’s Angle Patent on May 24, 2005, the Patlex income will be significantly lower in 2005 as compared to 2004 as this program winds down. Other license agreements are expected to provide gross revenues of approximately $55,000 during the last quarter of 2004 and $220,000 in 2005, after which such gross revenues will decrease significantly.

REFAC MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Expenses from the licensing of intellectual property rights consist principally of amounts paid to licensors at contractually stipulated percentages of the Company’s licensing revenues and, expenses related to the administration of the license rights and related licenses. Expenses related to the licensing of intellectual property rights increased by $1,000 for the three months ended September 30, 2004. These expenses increased by $5,000 for the nine months ended September 30, 2004.

General and administrative expenses were $185,000 lower in the third quarter of 2004 as compared to 2003. This reduction is primarily the result of a decrease in management incentive compensation of $277,000 offset by increases in other expenses aggregating $92,000.

General and administrative expenses decreased by $1,826,000 in the nine month period ended September 30, 2004 as compared to the previous year. This reduction is primarily the result of the absence in the first nine months of 2004 of certain non-recurring expenses that were incurred in the first nine months of 2003, such as merger-related costs of $484,000 and accelerated depreciation of leasehold improvements associated with a reduction of the Company’s leased premises in Edgewater, New Jersey of $273,000, and decreases in management incentive compensation of $1,208,000 and professional fees of $193,000 offset by the amortization of $300,000 in executive search firm retainer fees and amounts payable under the Retirement Agreement with the Company’s founder and former chief executive officer of $75,000.

Dividend and interest income increased by $6,000 for the three month period ended September 30, 2004 as compared to the previous year primarily as a result of increased interest rates. Dividend and interest income increased by $83,000 for the nine month period ended September 30, 2004 as compared to the previous year primarily as a result of the purchase of additional investments being held to maturity with cash proceeds from the realization of income tax refunds and Palisade’s investment of approximately $17,000,000 in May 2003.

Income Taxes - For the nine months ending September 30, 2004, the Company had a loss before taxes from continuing operations of $135,000 and a tax benefit of $48,000 or approximately 36% of such loss. The effective income tax rate on continuing operations for the nine months ended September 30, 2004 differs from the federal statutory rate of 34% principally due to the dividend received exclusion. The effective tax benefit from continuing operations during the nine months ended September 30, 2003 was 31% of the pre-tax loss. The effective tax benefit in such period was affected by expenses, principally merger related, that were deducted for financial reporting purposes but are not deductible for federal income tax purposes.

During 2003, the Company received federal income tax refunds totaling $4,254,000 resulting from carrying back a net capital loss incurred in 2002 with respect to its sale of Refac International, Ltd. (“RIL”) and its 2002 net operating loss. Even though the Company has received these tax refund payments, it remains subject to Internal Revenue Service (“IRS”) audit with respect thereto and, should there be an assessment for any amounts determined to have been erroneously refunded, interest would be payable on the amount assessed. Currently, in accordance with a requirement to examine refund claims over $2,000,000, IRS is reviewing the Company’s tax refunds. While IRS has advised the Company that its review does not constitute an audit, it can change the scope of its review at any time and can initiate an examination of all open tax years. In connection with the pending review and the outcome of any audit that IRS may initiate, the Company has established a reserve of approximately $275,000 as of September 30, 2004. While the Company believes that this reserve is adequate, since IRS has not completed its review and the statute of limitations has not passed, no assurances can be given as to the sufficiency of this reserve.

REFAC MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The Company’s income tax receivable as of September 30, 2004 is based upon its ability to carry back its 2003 net operating loss for federal income tax purposes to a prior tax year.

As of September 30, 2004, the Company had deferred tax assets relating to the State of New Jersey aggregating $267,000 of which $157,000 is attributable to New Jersey net operating loss carryforwards of $737,000 and $1,900,000 in 2004 and 2003, respectively, which can be applied against any New Jersey taxable income the Company might earn during the seven year period after the year in which such carryforward was recognized for tax purposes. The Company is currently focusing its acquisition efforts in the asset management sector of the financial services industry, and at this point, it cannot determine whether this business will generate any New Jersey taxable income. Due to such uncertainty, the Company has estimated that none of its New Jersey related deferred taxes assets will be realized and has established a full valuation allowance. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

As of September 30, 2004, the Company had federal deferred tax assets aggregating $948,000 of which $282,000 is attributable to federal net operating loss carryforwards of $824,000 and $5,000 in 2004 and 2003, respectively, which can be used during the twenty year period after the year in which such carryforward was recognized for tax purposes. No valuation allowance has been taken for the Company’s federal deferred tax assets. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

Results of Discontinued Operations - In furtherance of its plan to reposition itself for sale or liquidation, the Company sold its Creative Consulting Services and Manufacture and Marketing of Consumer Products groups in the third quarter of 2002. Income from discontinued operations in 2003 was principally attributable to the receipt of variable purchase price payments in connection with the sale of the Company’s Product Design Group. By agreement, dated February 10, 2004, the Company agreed to accept the fixed payment of $30,000, payable in four equal payments during 2004, in full settlement of the contingent balance of the variable purchase price provided for in the purchase agreement pursuant to which the Company sold its product design business to PG. As of September 30, 2004, the Company had received three payments. The fourth payment was received in October 2004.

REFAC MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Liquidity and Capital Resources

Cash and cash equivalents increased by $14,477,000 from $799,000 at December 31, 2003 to $15,276,000 at September 30, 2004. Most of this increase was attributable to the maturity of U.S. treasury bills on September 30, 2004 in the principal amount of $14,500,000, the proceeds of which were subsequently reinvested.

Cash flow from investing activities also increased as a result of the maturity of these U.S. treasury bills and aggregated $14,654,000 for the period ended September 30, 2004. During the same period of the prior year, the Company invested $21,999,000 of which $17,000,000 came from proceeds from the Palisade private placement in May 2003 and $4,254,000 came from income tax refunds received in the second and third quarters.

Operations used $321,000 of cash during the nine months ended September 30, 2004 whereas during the same period in 2003 operations provided $2,796,000 of cash principally from the realization of part of the income tax refund due to the Company. The use of cash during the nine months ended September 30, 2004 exceeded the loss from operations primarily as a result of a reduction in liabilities including $109,000 in rental security deposits.

Net cash provided by financing activities was $144,000 during the nine months ended September 30, 2004 from the exercise of stock options as compared to the same period in 2003 when $16,721,000 was provided primarily from Palisade’s investment in the Company of $17,000,000 in May 2003.

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

Pursuant to the Palisade Merger Agreement, the Company has restricted $4,732,000 of its investments being held to maturity to maintain the Contingent Fund (as defined in the Palisade Merger Agreement). This amount is being shown as a short-term asset on the balance sheet as the Payment Right is not determinable and payable until after June 30, 2005. This right to sell the shares is limited to stockholders who held their shares at the completion of the Palisade Merger and continue to hold their shares until the amount of liquid distributable assets at June 30, 2005 is determined. Since the Company does not have direct access to stockholder trading information, the Company has not reduced the Contingent Fund. The Contingent Fund will be adjusted if the Company becomes aware of any actual sales of Common Stock issued in connection with the merger. As of September 30, 2004, the price of the Payment Right was estimated to be $7.08 per share and the closing price of Common Stock was $4.66 per share. Any Contingent Fund amounts that are related to Payment Rights that are not properly exercised within ninety days after the date that instructions are mailed will become unrestricted.

REFAC MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The Company has commitments under leases covering its facilities (see Note 13 to the condensed financial statements) and under a 1996 Retirement Agreement with its founder and former chief executive officer, which provides an annuity of $100,000 per annum during his life as well as medical and health benefits for him and his spouse during their lives. Provision was made for amounts payable under the Retirement Agreement in the Company’s 1996 financial statements based upon his then life expectancy. As of December 31, 2003, such liability was fully amortized. During 2004, such amounts payable have been expensed.

The following table represents the Company’s future material, long-term contractual obligations as of September 30, 2004:

Payments Due By Period
Contractual Obligations	Total	Less than one year	1 - 3 Years	3 - 5 Years	More than 5 years
Operating lease Obligations	$3,103,000	$589,000	$1,215,000	$1,236,000	$63,000
Management Incentive Compensation (see Note 9)	$1,046,000	1,046,000	-	-	-

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

REFAC MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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

•	the failure to realize currently projected income from the Company’s remaining licensing properties;
•	the ability of the Company to sublease its Edgewater, New Jersey premises;
•	changes in the interest rate environment;
•	general economic conditions may be less favorable than expected; and
•	changes may occur in the securities markets.

REFAC MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2004, the Company had investments held to maturity including restricted investments held to maturity of $18,905,000 primarily consisting of U.S. treasury bills with original maturities at the date of purchase of six months or less. These highly liquid investments are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Because the Company has the positive intent and ability to hold these investments until maturity, it does not expect any decline in value of its investments caused by market interest rate changes. As of September 30, 2004, the Company also had $1,000,000 in variable cumulative preferred stock from a single issuer with a dividend rate which is determined by an auction method every forty-nine days. Given the nature of this security, the Company does not believe the principal amount of this investment is subject to material risk. Declines in interest rates over time will, however, reduce our interest or dividend income. The Company has no derivative instruments, debt, or foreign operations. It does not use derivative financial instruments in its investment portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended September 30, 2004, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) ). Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such quarter, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

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

REFAC

November 12, 2004	/s/Robert L. Tuchman
Robert L. Tuchman, President and
Chief Executive Officer

November 12, 2004	/s/Raymond A. Cardonne
Raymond A. Cardonne, Jr., Vice President
And Chief Financial Officer
(Principal Financial Officer)

