Form 10-K
period 2004-12-31
REFAC
filed 2005-03-31
CIK 82788

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2004, the last day of the registrant’s most recently completed second fiscal quarter, was $3,114,403.

    The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of March 25, 2005 was 6,993,393.

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

    On February 28, 2003, the Company completed a merger (the “Palisade Merger”) with a wholly-owned subsidiary of Palisade Concentrated Equity Partnership, L.P. (“Palisade”). The combined company continued under the name Refac and its common stock trades on the American Stock Exchange under the ticker symbol “REF”. After the Palisade Merger, Palisade owned approximately 80% of the combined company’s outstanding shares. On March 28, 2003, the Company entered into a stock purchase agreement with Palisade, which closed on May 19, 2003. Pursuant thereto, Palisade acquired an additional 3,469,387 new shares of the Company’s common stock, at a price of $4.90 per share, or an aggregate price of approximately $17 million. Following the completion of the stock purchase transaction, Palisade owns approximately 90% of the Company’s outstanding shares. Palisade intends to use the Company as a vehicle for making acquisitions and the purpose of the stock purchase transaction was to provide the Company with additional capital for making these acquisitions.

    Since January 27, 2004, the Company has focused its acquisition efforts on opportunities in the asset management sector of the financial services industry. On March 21, 2005, the Company’s Board of Directors (the "Board") decided to broaden the scope of the acquisition search to include other industries.

Financial Information About Segments

    In furtherance of its plan to reposition itself for sale or liquidation, the Company sold its Creative Consulting Services and Manufacture and Marketing of Consumer Products groups in the third quarter of 2002. As a result, information regarding segments is not presented.

Intellectual Property Licensing

    Since 1952, the Company has been performing patent and technology licensing, which includes the negotiation and administration of licenses and joint ventures involving patents, know-how and related trademarks. The Company has not undertaken any new technology licensing projects during its last six fiscal years, during which time it focused on managing established licensing relationships. In August 2002, the Company sold its Heli-Coil and Dodge licensing rights and Gough licensing property. Since then, the Company has limited its licensing activities to managing its remaining license agreements and related contracts.

    The Company’s contract with Patlex Corporation (“Patlex”) accounted for approximately 76% of its total revenues from continuing operations in 2004. Its income under this contract is based upon revenues derived by Patlex from the licensing of two laser patents, the most significant of which (U.S. Patent No. 4,704,583) expired in November 2004. The remaining patent (U.S. Patent No. 4,746,201) expires in May 2005. Based upon conversations with the management of Patlex, the Company currently estimates that its revenues from this contract will be significantly reduced in 2005 as the licensing program winds down. The Company does not believe that the loss or termination of any other contract it has with its clients or licensees would have a material adverse effect on its business.

    Patents and Trademarks. The Company does not own any patents or trademarks that it deems important to its patent and technology licensing business.

Employees

    As of December 31, 2004, the Company had a total of 4 full-time employees.

Financial Information About Foreign and Domestic Operations

    The Company’s current licensing business is conducted entirely in the United States. Information concerning the aggregate of the Company’s foreign source revenues from domestic operations for the three years ended December 31, 2004 is set forth in Note 9 of the Notes to the Company’s Consolidated Financial Statements, included herein.

Item 2. Properties

    The Company occupies approximately 4,751 square feet at One Bridge Plaza, Fort Lee, New Jersey 07024 under a lease which expires on June 30, 2009.

    The Company also leases 24,654 square feet located at The Hudson River Pier, 115 River Road, Edgewater, New Jersey 07020 under a sublease which expires on November 15, 2009. These premises had previously been used by the Company for its corporate headquarters and the creative studios for its product development and graphic design business segments, which were sold in 2002. As of the date of this report, 9,574, 3,492 and 11,588 square feet have been subleased through October 31, 2009, November 14, 2009 and May 31, 2005, respectively.

Item 3. Legal Proceedings

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

PART II

Item 5. Market for the Company’s Common Stock and Related Stockholder Matters

    Not applicable.

Item 6. Selected Financial Data

REFAC AND SUBSIDIARIES
SELECTED FINANCIAL INFORMATION
	Year Ended December 31,
(in thousands, except per share amounts)	2004	2003	2002	2001	2000
Revenues	$1,779	$1,804	$6,415	$4,840	$9,004
Net income (loss) from continuing operations	$(239)	$(1,534)	$2,511	$2,764	$4,571
Income (loss) from discontinued operations - net of taxes	$14	$38	$(1,697)	$(1,680)	$1,642
Loss from cumulative effect of change in accounting principle - net of taxes	-	-	$(2,083)	-
Net income (loss)	$(225)	$(1,496)	$(1,269)	$1,084	$2,929
Income (loss) per common share from continuing operations - basic	$(0.03)	$(0.27)	$0.66	$0.73	$1.20
Income (loss) per common share from discontinued operations - basic	-	$0.01	$(0.44)	$(0.44)	$(0.43)
Loss per common share from cumulative effect of change in accounting principle - basic	-	-	$(0.55)	-	-
Income (loss) per common share on net income - basic	$(0.03)	$(0.26)	$(0.33)	$0.29	$0.77
Income (loss) per common share from continuing operations - diluted	$(0.03)	$(0.27)	$0.66	$0.73	$1.20
Income (loss) per common share from discontinued operations - diluted	-	$0.01	$(0.44)	$(0.44)	$(0.43)
Loss per common share from cumulative effect of change in accounting principle - diluted	-	-	$(0.55)	-	-
Income (loss) per common share on net income - diluted	$(0.03)	$(0.26)	$(0.33)	$0.29	$0.77
Total assets	$38,768	$39,023	$24,292	$24,387	$24,903
Dividends	-	-	-	-	-
Stockholders’ Equity	$31,197	$31,898	$21,340	$22,592	$22,754

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

    On March 22, 2002, the Company announced plans to reposition itself for sale or liquidation. Since that date, the Company has disposed of all of its operating segments, with the exception of its licensing business, and it has limited the operations of that segment to managing certain existing license agreements and related contracts. On February 28, 2003, the Company completed the Palisade Merger. On March 28, 2003, the Company entered into a stock purchase agreement with Palisade, which closed on May 19, 2003. Following the completion of the stock purchase transaction, Palisade owns approximately 90% of Refac’s outstanding shares. The purpose of the stock purchase transaction was to provide Refac with additional capital for making acquisitions.

    Since January 27, 2004, the Company focused its acquisition efforts on opportunities in the asset management sector of the financial services industry. On that date, the Company engaged a leading provider of executive search services to identify opportunities in this segment and to recruit individuals and/or teams within the industry to join the Company and build this business. A second search firm was engaged in October 2004. Although this search is ongoing, no assurance can be given that the Company will be successful in its recruitment efforts, or if it is, that it will be able to build a profitable asset management business. Accordingly, the reported financial information is not indicative of the Company’s future operating results or financial condition. On March 21, 2005, the Board decided to broaden the scope of the acquisition search to include other industries.

    The Company’s fiscal year ends on the last day of December in each year. As used in this Item 7, references to 2004, 2003 and 2002 shall mean the Company’s fiscal year ended on December 31 of such year.

Results of Continuing Operations

    Revenues from continuing operations for 2004 were $1,779,000 as compared to $1,804,000 for the same period in 2003. Revenues from licensing-related activities decreased by $165,000 during 2004, mostly related to the termination of the Company’s agreement with OXO International (“OXO”) (see Note 15C to the condensed financial statements), offset by an increase in revenues from its agreement with Patlex Corporation (“Patlex”). OXO accounted for $360,000 of the Company’s licensing-related revenue during 2003. Offsetting the decline in licensing-related revenues were revenues from related party consulting which increased by $140,000.

    Revenues from continuing operations for 2003 were $1,804,000 as compared to $6,415,000 for the same period in 2002. The $4,611,000 revenue decrease was due primarily to the fact that the Company had a $4,374,000 non-recurring gain in 2002 from the sale of its Heli-Coil, Dodge and Gough licensing properties. In addition, the Company’s recurring license fees decreased by $267,000 in 2003 as compared to 2002, which decline was partially offset by consulting income of $30,000.

    Revenues from continuing operations are summarized as follows:

	For the Years Ended December 31,
Description	2004	2003	2002
Revenues from licensing-related activities	90%	98%	32%
Gains on sale of licensing rights	-	-	68%
Consulting income	10%	2%	-
Total	100%	100%	100%

    The Company’s income from its contract with Patlex is variable and is based upon revenues derived by Patlex from the licensing of two laser patents. The larger revenue producing of the two patents licensed by Patlex Corporation is the Gas Discharge Laser Patent (U.S. Patent No. 4,704,583), which expired on November 3, 2004. The other patent is the Brewster’s Angle Patent (U.S. Patent No. 4,746,201) which expires on May 24, 2005. As a result of the expiration of the Gas Discharge Patent and the subsequent expiration of the Brewster’s Angle Patent on May 24, 2005, the Patlex income will be significantly lower in 2005 as compared to 2004. Other license agreements are expected to provide gross revenues of approximately $220,000 in 2005, after which such gross revenues will decrease significantly.

    Expenses from licensing-related activities consist principally of amounts paid to licensors at contractually-stipulated percentages of the Company’s specific patent and product revenues and, in addition, include expenses related to the administration of licensing relationships and contracts. These expenses increased by $5,000 in 2004 as compared to 2003 and decreased by $154,000 in 2003 as compared to 2002. As a percentage of licensing revenues, these expenses were 8%, 7% and 13% in 2004, 2003 and 2002, respectively. The decreases in expenses in 2003 as compared to 2002 is principally due to the absence of license fees paid to the licensor of the Heli-Coil and Dodge licensing rights after such properties were sold in 2002 as well as a decrease in licensing-related salaries and benefits as the Company focused on managing existing relationships.

    Selling, General and Administrative (“SG&A”) Expenses - These expenses decreased by $1,610,000 in 2004 as compared to 2003. This reduction is primarily the result of the absence in 2004 of certain non-recurring expenses that were incurred in 2003, such as merger-related costs of $484,000 and accelerated depreciation of leasehold improvements associated with a reduction of the Company’s leased premises in Edgewater, New Jersey of $273,000, and decreases in management incentive compensation of $1,136,000 and professional fees of $208,000 offset by the amortization of $350,000 in executive search firm retainer fees and amounts payable under the Retirement Agreement with the Company’s founder and former chief executive officer of $100,000. SG&A expenses increased by $1,850,000 in the year ended December 31, 2003 as compared to 2002. The increase was primarily due to an increase of management incentive compensation of $1,428,000, accelerated depreciation of leasehold improvements that are no longer in use of $273,000 offset by a decrease in non-recurring expenses associated with the repositioning of the Company of $420,000. The balance of the increase ($568,000) was principally attributable to the fact that the Company allocated a portion of its general and administrative expenses to discontinued operations in 2002.

    Dividends, Interest and Other Income - Dividend and interest income for 2004 was $477,000 as compared to $323,000 for the same period in 2003. Dividend and interest income increased by $154,000 during 2004, mostly related to rising interest rates. Additionally, in 2004, the Company had $105,000 in other income which consisted of income from a settlement with one of its subtenants, (see Note 15D to the condensed financial statements) offset by an estimated loss on its leasehold in Edgewater, New Jersey (see Note 5A to the condensed financial statements).

    Dividend and interest income for 2003 was $323,000 as compared to $147,000 for the same period in 2002. The $176,000 increase was due primarily to the additional cash available for investing from the realization of income tax refunds due to the Company and Palisade’s investment of approximately $17 million in the Company in May 2003.

    Income Taxes - In 2004, the Company had a loss before taxes from continuing operations of $369,000 and a net tax benefit of $130,000 or approximately 35% of such loss. The effective income tax rate on continuing operations in 2004 differs from the federal statutory rate of 34% principally due to the dividend received exclusion. In 2003 and 2002, the effective tax rate on continuing operations was 31% and 36%, respectively. The effective tax rate for 2003 was affected by expenses, principally merger related, that were expensed for financial reporting purposes but are not deductible for income tax purposes.

    During 2004, the Company received a federal income tax refund of $579,000 resulting from carrying back a net operating loss incurred in 2003. During 2003, the Company received federal income tax refunds of $4,254,000 resulting from carrying back a net capital loss incurred in 2002 with respect to its sale of Refac International, Ltd. (“RIL”) and its 2002 net operating loss. Even though the Company has received these tax refund payments, it remains subject to Internal Revenue Service (“IRS”) audit with respect thereto and, should there be an assessment for any amounts determined to have been erroneously refunded, interest would be payable on the amount assessed. Currently, in accordance with a requirement to examine refund claims over $2,000,000, the IRS is reviewing the Company’s tax refunds received in 2003. While the IRS has advised the Company that its review does not constitute an audit, it can change the scope of its review at any time and can initiate an examination on all open tax years. In connection with the pending review and the outcome of any audit that IRS may initiate, the Company has established a reserve of approximately $275,000 as of December 31, 2004. While the Company believes that this reserve is adequate, since the IRS has not completed its review and the statute of limitations has not passed, no assurances can be given as to the sufficiency of this reserve.

    The Company’s income tax receivable of $23,000 as of December 31, 2004 is based upon its ability to carry back its 2001 foreign tax credit for federal income tax purposes to a prior tax year.

    As of December 31, 2004, the Company had deferred tax assets relating to the State of New Jersey aggregating $287,000 of which $168,000 is attributable to New Jersey net operating loss carryforwards of $953,000 and $1,882,000 in 2004 and 2003, respectively, which can be applied against any New Jersey taxable income the Company might earn during the seven year period after the year in which such carryforward was recognized for tax purposes. The Company cannot determine whether it will generate any New Jersey taxable income. Due to such uncertainty, the Company has estimated that none of its New Jersey related deferred taxes assets will be realized and has established a full valuation allowance. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

    As of December 31, 2004, the Company had federal deferred tax assets aggregating $1,027,000 of which $312,000 is attributable to federal net operating loss carryforwards of $912,000 and $5,000 in 2004 and 2003, respectively, which can be used during the twenty year period after the year in which such carryforward was recognized for tax purposes. No valuation allowance has been taken for the Company’s federal deferred tax assets. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

    Inflation - The Company’s income from licensing operations has not in the past been materially affected by inflation due to the variable nature of the majority of the payments received. Income from current licensing activities is derived from domestic sources only.

    Results of Discontinued Operations - In furtherance of its plan to reposition itself for sale or liquidation, the Company sold its Creative Consulting Services and Manufacture and Marketing of Consumer Products groups in the third quarter of 2002. Income from discontinued operations in 2003 and 2004 were principally attributable to the receipt of variable purchase price payments in connection with the sale of the Company’s Product Design Group.

    Subsequent Event - In the first quarter of 2005, the Company received $1,500,000 from the former president of its trademark licensing subsidiary as its interest in a litigation brought by a former client against Taco Bell. See Note 10 to the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

    The following table sets forth the Company’s cash and cash equivalents, available for sale securities and investments being held to maturity (exclusive of the restricted investments being held to maturity discussed below) for 2004, 2003 and 2002:

Description	2004	2003	2002
Cash and cash equivalents	$457,000	$799,000	$3,330,000
Available for sale securities	1,000,000	1,000,000	-
Investments being held to maturity	29,342,000	28,682,000	11,714,000
Total	$30,799,000	$30,481,000	$15,044,000

    The principal source of net cash flows from operating activities for the years ended December 31, 2004 and 2003 was the realization of income tax refunds due to the Company.

    Net cash from financing activities was primarily from Palisade’s investment of approximately $17 million in the Company in May 2003.

    The cash proceeds from operations and financing activities were invested in held to maturity securities and available for sale securities.

    The Company believes its liquidity position is adequate to meet all of its current operating needs and existing obligations. However, the Company cannot predict what acquisition or business development opportunities will become available to it and the amount of capital resources that may be required to take advantage of any such opportunities. The Company does not have any long-term debt and has not established any acquisition-related lines of credit.

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

    Pursuant to the Company’s merger agreement (the “Palisade Merger Agreement”) with Palisade, it has restricted $5,416,000 of its investments being held to maturity to maintain the Contingent Fund (as defined in the merger agreement). This amount is being shown as a short-term asset on the balance sheet as the Payment Right is not determinable and payable until after June 30, 2005. This right to sell the shares is limited to stockholders who held their shares at the completion of the Palisade Merger and continue to hold their shares until the amount of liquid distributable assets at June 30, 2005 is determined. Since the Company does not have direct access to stockholder trading information, the Company has not reduced the Contingent Fund. The Contingent Fund will be adjusted if the Company becomes aware of any actual sales of Common Stock issued in connection with the merger. As of December 31, 2004, the price of the Payment Right was estimated to be $8.10 per share and the closing price of Common Stock was $4.25 per share. The calculation of the Payment Right includes the $1,500,000 that the Company received in February 2005 from the former president of its trademark licensing subsidiary as its interest in a litigation brought by a former client against Taco Bell. Any Contingent Fund amounts that are related to Payment Rights that are not properly exercised within ninety days after the date that instructions are mailed will become unrestricted.

Contractual Obligations

    The Company has commitments under leases covering its facilities (see Notes to the Consolidated Financial Statements) and under a 1996 Retirement Agreement with its founder and former chief executive officer, which provides an annuity of $100,000 per annum during his life as well as medical and health benefits for him and his spouse during their lives. Provision was made for amounts payable under the Retirement Agreement in the Company’s 1996 financial statements based upon his then life expectancy. As of December 31, 2003, such liability was fully amortized. Starting in 2004, such amounts payable are being expensed.

    The following table represents the Company’s future material, long-term contractual obligations as of December 31, 2004:

Payments Due By Period
Contractual Obligations (in thousands)	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$2,946,000	592,000	1,222,000	1,132,000	-
Management Incentive Compensation (see Note 5B)	$1,239,000	1,239,000	-	-	-

    The obligation table above does not reflect income from sublease agreements.

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

New Accounting Pronouncements

    In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) - Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on the fair value of the instruments issued. As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

    Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The new standard will be effective for the Company in the first interim reporting period beginning after June 15, 2005. The Company is still evaluating the impact the adoption of this standard will have on its financial statements.

FORWARD LOOKING STATEMENTS

This document includes certain statements of the Company that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact. When used in this document, the words “expects,” “anticipates,” “estimates,” “plans,” “intends,” “projects,” “predicts,” “believes,” “may” or “should,” and similar expressions, are intended to identify forward-looking statements. These statements reflect the current view of the Company’s management with respect to future events and are subject to numerous risks, uncertainties, and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among other things:

•
the inability to identify suitable acquisition opportunities in the asset management sector of the financial services industry and/or teams within the industry to join the Company and build a profitable business;

•
the outcome of a current IRS review of the Company’s tax refunds aggregating $4,254,000 and the possibility that IRS can elect to change the scope of the review and/or audit other open tax years and determine that all or a material part of the refunds received in 2003 were erroneously refunded;

•	the ability of the Company to sublease its Edgewater, New Jersey premises;
•
the rules of the American Stock Exchange (“AMEX”) allow the exchange to delist securities if the AMEX determines that a company's securities fail to meet guidelines with respect to corporate net worth, public float, number of shareholders, the aggregate market value of shares, or price per share. The Company cannot assure purchasers of its common stock that the Company will continue to meet the requirements of the AMEX. If the Company is unable to continue to satisfy these criteria, the AMEX may begin procedures to remove its common stock from the exchange. If the Company’s common stock is delisted, a trading market may no longer exist, and the ability of shareholders to buy and sell the Company’s common stock may be materially impaired;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    As of December 31, 2004, the Company had investments held to maturity (including restricted investments held to maturity) of $34,758,000 primarily consisting of U.S. Treasury Notes with original maturities at the date of purchase of six months or less. These highly liquid investments are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Because the Company has the positive intent and ability to hold these investments until maturity, it does not expect any decline in value of its investments caused by market interest rate changes. As of December 31, 2004, the Company also had $1,000,000 in variable cumulative preferred stock from a single issuer with a dividend rate which is determined by an auction method every forty-nine days. Given the nature of this security, the Company does not believe the principal amount of this investment is subject to material risk. Declines in interest rates over time will, however, reduce our interest or dividend income. The Company has no derivative instruments, debt, or foreign operations. We do not use derivative financial instruments in our investment portfolio.

Item 8. Financial Statements and Supplementary Data

Refac Balance Sheets (Amounts in thousands, except share and per share data)
	December 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$457	$799
Royalties and accounts receivable	286	478
Notes receivable - current portion	64	302
Investments being held to maturity	29,342	28,682
Income taxes receivable	23	636
Prepaid expenses, deferred income taxes and other current assets	803	899
Restricted investments being held to maturity	5,416	-
Total current assets	36,391	31,796

Property and equipment - net	747	777
Available for sale securities	1,000	1,000
Notes receivable	141	205
Deferred incentive compensation	-	34
Deferred income taxes and other assets	489	468
Restricted investments being held to maturity	-	4,743
Total Assets	$38,768	$39,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$685	$693
Deferred revenue	142	145
Deferred incentive compensation	1,239	400
Other liabilities	89	198
Total current liabilities	2,155	1,436
Deferred incentive compensation		946
Commitments and Contingencies
Temporary Equity	5,416	4,743
Stockholders’ Equity
Common stock, $.001 par value; authorized 20,000,000 shares; issued 7,016,049 as of December 31, 2004 and 7,006,049 as of December 31, 2003	7	7
Additional paid-in capital	22,238	22,742
Retained earnings	9,448	9,673
Treasury stock, at cost, 22,656 shares of common stock, $.001 par value	(159)	(159)
Receivable from issuance of common stock	(337)	(365)
Total stockholders’ equity	31,197	31,898
Total Liabilities and Stockholders’ Equity	$38,768	$39,023

The accompanying notes are an integral part of these financial statements.

Refac and Subsidiaries Consolidated Statements of Operations (Amounts in thousands, except share and per share data)
	Years Ended December 31,
	2004	2003	2002
Revenues
Licensing-related activities	$1,609	$1,774	$2,041
Gain on sale of licenses	-	-	4,374
Related party consulting services	170	30	-
Total revenues	1,779	1,804	6,415

Costs and Expenses
Licensing-related activities	124	119	273
Selling, general and administrative expenses	2,606	4,216	2,366
Total costs and expenses	2,730	4,335	2,639

Other Income and Expenses
Dividends, interest and other income	582	323	147
Total other income and expenses	582	323	147

Income (loss) before provision for taxes on income	(369)	(2,208)	3,923
Provision (benefit) for taxes on income	(130)	(674)	1,412

Net income (loss) from continuing operations	(239)	(1,534)	2,511
Gain (loss) from discontinued operations - net of provision (benefit) for taxes of $15, $21 and ($5,017), respectively	14	38	(1,697)
Cumulative effect of change in accounting principle - net of $1,073 tax benefit	-	-	(2,083)

Net loss	$(225)	$(1,496)	$(1,269)

Basic earnings (loss) per share:
From continuing operations	$(0.03)	$(0.27)	$0.66
From discontinued operations	-	$0.01	$(0.44)
From cumulative effect in change in accounting principle	-	-	$(0.55)
Total	$(0.03)	$(0.26)	$(0.33)

Basic weighted average shares outstanding	6,992,105	5,717,128	3,796,429

Diluted earnings (loss) per share:
From continuing operations	$(0.03)	$(0.27)	$0.66
From discontinued operations	-	$0.01	$(0.44)
From cumulative effect in change in accounting principle	-	-	$(0.55)
Total	$(0.03)	$(0.26)	$(0.33)

Diluted weighted average shares outstanding	6,992,105	5,717,128	3,812,302

The accompanying notes are an integral part of the consolidated financial statements.

Refac and Subsidiaries Consolidated Statements of Cash Flows (Amounts in thousands)
	Years ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities
Net loss	$(225)	$(1,496)	$(1,269)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	169	422	207
Loss on settlement agreement	13	-	-
Loss on disposal of assets	-	-	1,003
Cumulative effect of changing method of accounting for goodwill	-	-	3,156
Additional impairment of goodwill	-	-	2,811
Impairment of long-lived assets	-	-	115
Deferred income taxes and other assets	(171)	149	(238)
Compensation expense related to director options	-	48	-
Loss on sale of assets	2	6	-
Loss associated with appraisal rights settlement	-	29	-
Income tax benefit on stock option exercise	24	-	-
(Increase) decrease in assets:
Royalties and accounts receivable	192	189	2,977
Prepaid expenses and other current assets	(41)	(414)	(96)
Inventory	-	-	2,140
Security deposit	(10)	-	-
Income taxes receivable	613	3,273	(3,909)
Deferred incentive compensation	331	1,632	(1,666)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(8)	495	(588)
Deferred revenue	(3)	10	(180)
Deferred incentive compensation	(107)	(1,054)	2,000
Other liabilities	(109)	(21)	(75)
Net cash provided by operating activities	670	3,268	6,388

Cash Flows from Investing Activities
Proceeds from (purchase of) investments being held to maturity	(1,332)	(21,711)	(11,069)
Purchase of available for sale securities	-	(1,000)	-
Proceeds from (issuance of) Notes receivable	289	213	(720)
Proceeds on disposal of assets	-	2	72
Additions to property and equipment	(141)	(24)	(48)
Net cash used in investing activities	(1,184)	(22,520)	(11,765)

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	16,869	-
Appraisal rights settlement cost	-	(187)	-
Proceeds from repayment of officer loan	28	-	10
Proceeds from exercise of stock options	144	39	7
Net cash provided by financing activities	172	16,721	17

Net increase (decrease) in cash and cash equivalents	(342)	(2,531)	(5,360)

Cash and cash equivalents at beginning of year	799	3,330	8,690
Cash and cash equivalents at end of year	$457	$799	$3,330
Income taxes paid	-	-	$83

For supplemental disclosure of non-cash investing and financing activities, see Notes to the Consolidated Financial Statements.
The accompanying notes are an integral part of the consolidated financial statements.

Refac and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Amounts in thousands, except share data)

	Common Stock Par Value $.10		Common Stock Par Value $.001		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Receivable from Issuance of Common Stock
	Shares	Amount	Shares	Amount			Shares	Amount
Balance, December 31, 2001	5,450,887	$545			$9,984	$26,312	1,655,626	$(13,874)	$(375)
Issuance of common stock upon exercise of stock options	2,750	-			7
Net loss						(1,269)
Repayment of note receivable from officer									10
Balance, December 31, 2002	5,453,637	$545	-	-	$9,991	$25,043	1,655,626	$(13,874)	$(365)
Issuance of common stock upon exercise of stock options	1,500				4
Merger	(5,455,137)	(545)	3,512,006	4	542	(13,874)	(1,655,626)	13,874
Modification of non-employee director stock options					48
Appraisal rights settlement					(14)		22,656	(159)
Issuance of common stock upon exercise of stock options			2,000	-	35
Stock issuance to Palisade			3,469,387	3	16,878
Net Loss						(1,496)
Balance, December 31, 2003	-	-	6,983,393	$7	$22,742	$9,673	22,656	$(159)	$(365)
Issuance of common stock upon exercise of stock options			10,000		$144
Tax benefit from exercise of stock option					$24
Repayment of note receivable from officer									$28
Temporary Equity					$(672)
Net Loss						(225)
Balance, December 31, 2004	-	-	6,993,393	$7	$22,238	$9,448	22,656	$(159)	$(337)

The accompanying notes are an integral part of the consolidated financial statements.

Refac and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Business and Summary of Significant Accounting Policies

    For most of its history, Refac (the “Company”) was engaged in intellectual property licensing activities. During the period from 1997 to 2002, it was also engaged in product development and graphic design and invested these creative resources, together with its licensing skills, in certain product development ventures. The Company operates solely in the United States.

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

    In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the Creative Consulting Services and Manufacture and Marketing of Consumer Products groups are included in the statement of operations as discontinued operations, net of taxes, as they were sold in 2002 pursuant to the Company’s repositioning.

    The Company’s operations in the licensing of intellectual property rights are not considered held for sale because of the Company’s intent to manage certain outstanding licensing-related agreements through their termination. While the Company’s licensing operations are still considered a continuing business, it has not undertaken any new technology licensing projects during the current or preceding six fiscal years and, given the current focus of the Company, it is highly unlikely that it will undertake any such projects in the future. The statement of operations reflects the results of the licensing of intellectual property rights in its results of continuing operations.

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

B. Principles of Consolidation

    As of, and subsequent to, December 31, 2002, the Company did not have any subsidiaries. The accompanying consolidated statement of operations, consolidated statement of cash flows, and consolidated statement of changes in stockholder’s equity for 2002 include the accounts of the Company and all of its then majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

D. Income Taxes

    The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”. Deferred income taxes arise from temporary difference in the basis of assets and liabilities for financial reporting and income tax purposes and from net operating loss carryforwards. SFAS 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In forming a conclusion as to a valuation allowance, the Company reviews and considers all available positive and negative evidence, including the Company’s current and past performance, the market environment in which the company operates, length of carryback and carryforward periods and existing business or acquisitions that are likely to result in future profits.

E. Stock Based-Compensation

    The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of Accounting Principles Board (APB) Opinion No. 25 (see Note 8). Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of our plans are granted with an exercise price equal to the fair market value on the date of the grant. The following table presents the effect on the Company’s net earnings and earnings per share for the years ended December 31, 2004, 2003 and 2002 had it adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	2004	2003	2002
Net loss, as reported	$(225,000)	$(1,496,000)	$(1,269,000)
Less: Total stock-based employee and director compensation expense determined under fair value based on methods for awards granted, modified, or settled, net of related tax effects	(103,000)	(150,000)	(220,000)
Add: Additional compensation expense for modification of non-employee director stock options, net of related tax effect	-	48,000	-
Pro forma net loss	$(328,000)	$(1,598,000)	$(1,489,000)
Loss per share, as reported
Basic	$(0.03)	$(0.26)	$(0.33)
Diluted	$(0.03)	$(0.26)	$(0.33)
Pro forma loss per share
Basic	$(0.05)	$(0.28)	$(0.39)
Diluted	$(0.05)	$(0.28)	$(0.39)

    There were no options granted in 2002. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: no dividend yields; expected volatility of 48 and 56 percent; risk-free interest rates of 4.0 and 2.5 percent; and expected lives of 4.7 and 4.5 years. The weighted-average fair value of options granted were $2.17 and $2.20 per share for the years ended December 31, 2004 and 2003, respectively.

F. Earnings Per Share

    The following reconciles basic and diluted shares used in earnings per share computations:

	2004	2003	2002
Basic shares	6,992,105	5,717,128	3,796,429
Dilution: Stock options and warrants	-	-	15,873
Diluted shares	6,992,105	5,717,128	3,812,302

    There are 217,750 and 139,500 options, respectively, excluded from the earnings per share computation for the twelve month periods ended December 31, 2004 and 2003, since their effect would be anti-dilutive. In 2002, options to purchase 152,500 shares of common stock were not included in the computation of diluted net income per share because the exercise prices of those options were greater than the average market price of the common stock.

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

G. Cash and Cash Equivalents

    The Company considers all highly liquid investments and debt instruments purchased with an original maturity of three months or less to be cash equivalents.

H. Revenue Recognition

    Royalty revenue is recognized when the licensee sells the product or as otherwise provided for in the license agreement. Nonrecurring lump sum payments that represent settlements of licensing-related claims are recognized when the settlements occur and collectibility is reasonably assured. Consulting revenues are recognized as services are performed.

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

J. Intangibles

    Patents are amortized on a straight-line basis over their statutory life or expected useful life, whichever is shorter. As of December 31, 2004, the only intangible assets on the Company’s books were patents with a net book value of $3,000.

    In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets” which were issued July 20, 2001. The new standards require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired through contractual or legal right, or which are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. Accordingly, commencing January 1, 2002, the Company no longer amortizes goodwill and as of June 30, 2002, it performed a transitional fair value based impairment test and recorded an impairment loss at January 1, 2002, as a cumulative effect of a change in accounting principle. In addition, the Company recorded an impairment loss in the fiscal quarter ended June 30, 2002.

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

M. Fair Value of Financial Instruments

    The Company’s financial instruments principally consist of cash and cash equivalents, notes receivable and marketable securities. The carrying amount of cash and cash equivalents approximate fair value due to the short-term maturity of the instruments. Notes Receivable are recorded at fair value due to the interest rates on these notes approximating current market interest rates. Marketable securities include investments held to maturity and available for sale securities. Investments held to maturity are recorded at amortized cost, which approximates fair value, because their short-term maturity results in the interest rates on these securities approximating current market interest rates. The Company’s available for sale securities are recorded at cost which approximates fair value due to the nature of the instrument.

N. New Accounting Pronouncements

    In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) - Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on the fair value of the instruments issued. As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

    Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The new standard will be effective for the Company in the first interim reporting period beginning after June 15, 2005. The Company is still evaluating the impact the adoption of this standard will have on its financial statements.

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Note 2 - Palisade Merger

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

    As the Payment Right represents a non-transferable right of stockholders to sell to the Company their shares of Common Stock received in the Palisade Merger for cash, the estimated Payment Amount ($8.10 per share as of December 31, 2004) has been reflected on the balance sheet as temporary equity with a similar amount reducing additional paid-in capital. Subsequent changes in the estimated Payment Amount through June 30, 2005, computed on a quarterly basis, will increase or decrease the temporary equity amount with an offsetting increase or decrease in additional paid-in capital.

    Pursuant to the Palisade Merger Agreement, the Company has restricted a portion of its investments being held to maturity to maintain the Contingent Fund (as defined in the Palisade Merger Agreement) reserved to pay the Payment Amount. The classification of these investments in the Balance Sheet is determined based on the term of the collateral requirement and not the maturity date of the underlying securities.

    In April 2003, the Company settled a claim with dissenting stockholders which had demanded appraisal rights in connection with the Palisade Merger. Under the terms of the settlement, the Company purchased 113,280 shares of Old Refac Common Stock held by such dissenting stockholders for $595,000 or $5.25 per share. The Company then exchanged these shares for the merger consideration consisting of $408,000 and 22,656 shares of Common Stock. No other stockholders have appraisal rights with respect to the Palisade Merger.

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Note 3 - Related Party Transactions

    Palisade Capital Management, L.L.C. (“PCM”), the investment adviser to Palisade, on behalf of itself and/or its portfolio companies, requests, from time to time, that the Company provide certain consulting services. In consideration for these services, PCM pays the Company a basic monthly retainer of $5,000, subject to quarterly adjustment based upon the services actually rendered during such quarter. Either party has the right to terminate this agreement at any time without any prior notice. Under this arrangement, the Company earned $75,000 and $30,000, respectively, for services rendered during 2004 and 2003.

    As of February 2004, the Company agreed to provide consulting services directly to Neurologix, Inc., a public company in which PCM beneficially owns approximately 29% of the outstanding capital stock at a basic monthly retainer of $5,000, subject to quarterly adjustment based upon the services actually rendered during such quarter. Either party has the right to terminate this agreement at any time without any prior notice. Under this arrangement, the Company earned $95,000 for services rendered during 2004.

    Other related party transactions include management indebtedness (see Note 5B), a subleasing arrangement with Palisade Capital Securities, LLC (“PCS”), an affiliate of Palisade and PCM, under which it occupied approximately 1,185 gross rentable square feet through June 21, 2004 (see Note 5A) and maintenance of brokerage accounts at PCS for the Company’s marketable securities (principally, treasury notes being held to maturity).

Note 4 - Income Taxes

    Tax Refund - During 2004, the Company received a federal income tax refund of $579,000 resulting from carrying back a net operating loss incurred in 2003. During 2003, the Company received federal income tax refunds of $4,254,000 resulting from carrying back a net capital loss incurred in 2002 with respect to its sale of Refac International, Ltd. (“RIL”) and its 2002 net operating loss. Even though the Company has received these tax refund payments, it remains subject to Internal Revenue Service (“IRS”) audit with respect thereto and, should there be an assessment for any amounts determined to have been erroneously refunded, interest would be payable on the amount assessed. Currently, in accordance with a requirement to examine refund claims over $2,000,000, the IRS is reviewing the Company’s tax refunds received in 2003. While the IRS has advised the Company that its review does not constitute an audit, it can change the scope of its review at any time and can initiate an examination on all open tax years. In connection with the pending review and the outcome of any audit that IRS may initiate, the Company has established a reserve of approximately $275,000 as of December 31, 2004. While the Company believes that this reserve is adequate, since the IRS has not completed its review and the statute of limitations has not passed, no assurances can be given as to the sufficiency of this reserve.

    Income Taxes Receivable - The Company’s income tax receivable as of December 31, 2004 is based upon its ability to carry back a 2001 foreign tax credit for federal income tax purposes to a prior tax year.

    Income Tax Provision - The provision (benefit) for taxes on income from continuing operations for the years ended December 31, 2004, 2003 and 2002 were as follows:

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	2004	2003	2002
Federal	$34,000	$(730,000)	$2,167,000
Deferred	(164,000)	96,000	(847,000)
State and local	-	(40,000)	92,000
	$(130,000)	$(674,000)	$1,412,000

    The provision (benefit) for taxes on income from continuing operations for the years ended December 31, 2004, 2003 and 2002 differed from the amount computed by applying the statutory federal income tax rate of 34% as follows:

	2004		2003		2002
Statutory rate	(34%	)	(34%	)	34%
Permanent differences related to merger	-		5%		-
State and local	-		(2%	)	2%
Dividend Received Exclusion	(1%	)	-		-
Provision (benefit) for taxes on income	(35%	)	(31%	)	36%

    Deferred Taxes - Deferred income taxes arise from temporary differences in the basis of assets and liabilities for financial reporting and income tax purposes. The tax effect of temporary differences that gave rise to deferred tax assets are as follows:

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	December 31,
	2004	2003
Deferred tax assets:
Assets transferred to the Company from former subsidiaries	$201,000	$512,000
Management incentive compensation	482,000	391,000
Federal and state net operating loss carryforwards	480,000	173,000
Deferred rent and contingent loss on leasehold	67,000	75,000
Depreciation, insurance policies and other	84,000	-
Total deferred tax assets	1,314,000	1,151,000
Less: Valuation allowance	287,000	297,000
Net deferred tax assets	$1,027,000	$854,000

    As of December 31, 2004, the Company had deferred tax assets relating to the State of New Jersey aggregating $287,000 of which $168,000 is attributable to New Jersey net operating loss carryforwards of $953,000 and $1,882,000 in 2004 and 2003, respectively, which can be applied against any New Jersey taxable income the Company might earn during the seven year period after the year in which such carryforward was recognized for tax purposes. The Company cannot determine whether it will generate any New Jersey taxable income. Due to such uncertainty, the Company has estimated that none of its New Jersey related deferred taxes assets will be realized and has established a full valuation allowance. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

    As of December 31, 2004, the Company had federal deferred tax assets aggregating $1,027,000 of which $312,000 is attributable to federal net operating loss carryforwards of $912,000 and $5,000 in 2004 and 2003, respectively, which can be used during the twenty year period after the years in which such carryforwards were recognized for tax purposes. No valuation allowance has been taken for the Company’s federal deferred tax assets. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Note 5 - Commitments

A. Leasehold Obligations

    In May 1999, the Company relocated its corporate offices and creative studio to newly constructed leased facilities in Edgewater, New Jersey pursuant to a lease that expires on November 16, 2009. In October 2001, the Company subleased a portion of these premises, together with furniture, for an annualized payment of $270,000 through May 2005. This subtenant has informed the Company that it has made arrangements for other space when the sublease terminates and therefore will not be renewing the sublease. Accordingly, the Company is now seeking to find another subtenant for these premises. In connection with the sale of the Company’s Graphic Design Group, the Company also entered into a sublease with the acquiring company for 3,492 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. In connection with the sale of the Company’s Product Design Group, the Company entered into a sublease with the acquiring company for 9,574 square feet of commercial rentable space, which sublease was terminated by mutual agreement on October 5, 2004. See Note 15D for more information regarding such settlement. In January 2005, the Company subleased this space to a new tenant under a sublease which extends through October 31, 2009 with rental payments commencing in June 2005.

    In February 2003, the Company and its landlord amended the master lease to reduce the rentable square footage by 9,757 square feet and the aggregate rent payable over the remaining term of the lease by $840,000. Taking this amendment into account, the annual rent due under the lease in 2005 and thereafter is $457,000 subject to a maximum cost of living increase of 2.5% per annum.

    From May 1, 2003 through June 18, 2004, the Company occupied approximately 1,185 gross rentable square feet in Fort Lee, New Jersey under a sublease with PCS, an affiliate of PCM, at a monthly rent of $3,000. On June 19, 2004, the Company relocated to new space in the same building encompassing 4,751 gross rentable square feet under a direct lease with the landlord. This lease expires on June 30, 2009 and provides for a five-year renewal option. Under the lease, the Company was required to pay $55,000 toward the construction of the premises. As of December 31, 2004, the base rent for the balance of the initial term aggregated $677,000, subject to escalations for increases in real estate taxes and operating costs.

    The following table reflects the net rental expense (income) covering all Company facilities for the years ended December 31, 2002, 2003 and 2004.

Year	Rental Expense	Sublease Income	Net Rent Expense (Income)
2002	$617,000	$360,000	$257,000
2003	$508,000	$592,000	$(84,000)
2004	$525,000	$548,000	$(23,000)

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

    The future minimum rental payments required under operating leases for fiscal 2005 through fiscal 2009 are $592,000 in 2005, $603,000 in 2006, $619,000 in 2007, $632,000 in 2008 and $500,000 in 2009 when all leases terminate. These future minimum lease payments do not include future sublease rental income for fiscal 2005 through fiscal 2009 of $307,000 in 2005, $274,000 in 2006, $285,000 in 2007, $291,000 in 2008, $252,000 in 2009 when all subleases terminate.

    Based upon a discounted cash flow analysis as of December 31, 2004, the Company determined that the projected leasehold expenses of its leasehold in Edgewater, New Jersey exceed the projected leasehold income by $96,000. Accordingly, it recorded a contingent loss, and established a corresponding reserve that will be updated on a quarterly basis as necessary.

B. Employment Agreements and Incentive Compensation

    The Company is party to an employment contract with its President and Chief Executive Officer, which became effective upon the completion of the Palisade Merger, and, as amended and restated, has a term ending on March 31, 2005. During the term, the officer is entitled to an annual base salary of $300,000. Upon completion of the Palisade Merger, the officer received a signing bonus of $800,000 and the entitlement to retention payments totaling $500,000. In addition, he is entitled to incentive compensation equal to an aggregate of 16% of “GLDA”. “GLDA” is defined in the employment agreement as the sum of the following:

•	the liquid distributable assets of the Company as of June 30, 2005, as calculated under the Palisade Merger Agreement, plus
•
the signing bonus, retention and incentive compensation payments paid or payable to him and the signing bonus and incentive compensation payments paid or payable to the Company’s Vice President as a result of the Palisade Merger, less

•	the sum of $17,844,000.

    In 1996, the officer exercised options previously granted under the Company’s 1990 Stock Option Plan to purchase 100,000 shares of Old Refac Common Stock. In connection with such exercise, the Company provided the officer with a loan of $375,000 (which was reduced to $365,000 after the officer paid back $10,000). The note, as modified in March 2002, bears interest at the rate of 6% per annum and is payable in ten (10) equal annual installments commencing on December 31, 2004. As of December 31, 2004, the note was current and the principal balance was $337,000.

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

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

    As a result of such amendments to the employment agreements, these officers received signing bonuses aggregating $1,114,000 on February 28, 2003. Additionally, as of December 31, 2004, the Company estimated that the management incentive compensation payable could aggregate $1,140,000, inclusive of a $294,000 adjustment in December 2004 due to the Company’s receipt in February 2005 of $1,500,000 from the former president of its trademark licensing subsidiary in payment of its interest in a litigation brought by a former client against Taco Bell (See Note 10). An amendment to the President and Chief Executive Officer’s agreement in November 2003 extended the term from March 31, 2004 to March 31, 2005 and recast the payment schedule for the retention bonuses. Such retention payments aggregating $500,000 which had been scheduled to be paid prior to March 31, 2004 were recast to be payable in fifteen (15) equal consecutive monthly installments of $33,000 commencing on January 1, 2004. The officer received $400,000 in such retention payments during 2004.

C. Deferred Compensation/Post-Retirement Benefits

    On December 13, 1996, the Company entered into a retirement agreement with its then Chairman and Chief Executive Officer. For a period of three years, from July 1, 1997 to June 30, 2000, the former chairman acted as a consultant to the Company. The retirement agreement also provides for an annuity of $100,000 per annum during his life; medical and health benefits for him and his spouse during their lives; and office facilities, equipment and personnel support for two years following his consulting services. In 1996, the Company expensed $445,000 for such retirement benefits, which represented the present value of the expected payments, following the consultancy period, based upon his then estimated life expectancy and recorded the corresponding liability. The Company began making payments during the second half of 2000 which had the effect of reducing the liability to zero as of December 31, 2003. Starting in January 2004, payments are being treated as a current charge in the year made.

Note 6 - Investments Held to Maturity and Available for Sale Securities

    Investments held to maturity at December 31, 2004 consist of U.S. Treasury Notes with an amortized cost of $34,758,000. All U.S. Treasury Notes mature in 2005. Pursuant to the Palisade Merger Agreement the Company has restricted $5,416,000 of its investments being held to maturity to maintain the Contingent Fund (as defined in the Palisade Merger Agreement). Investments held to maturity at December 31, 2003 consisted of U.S. Treasury Notes and corporate bonds with an amortized cost of $33,425,000.

    Available for sale securities at December 31, 2004 consist of $1,000,000 of variable cumulative preferred stock from a single issuer with a dividend rate which is determined by an auction method every forty-nine days.

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Note 7 - Property and Equipment

    Property and equipment consists of the following:

	December 31,
	2004	2003
Leasehold improvements	$932,000	$876,000
Furniture and fixtures	352,000	289,000
Computer software and equipment	70,000	61,000
Office and other equipment	23,000	12,000
	1,377,000	1,238,000
Less: Accumulated depreciation	(630,000)	(461,000)
	$747,000	$777,000

    Depreciation and amortization aggregated $169,000, $422,000 and $207,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 8 - Stockholders’ Equity

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

    In May 1998, the stockholders approved the 1998 Stock Option and Incentive Plan (the “1998 Plan”) that authorized the issuance of up to 300,000 shares of Old Refac Common Stock. On January 23, 2003, the 1998 Plan was amended, effective as of the Palisade Merger, to provide that in the event that the services of a non-employee director terminate for any reason, all director options that are outstanding and held by such non-employee director at the time of such termination shall remain exercisable by such non-employee director for the remainder of the original term of such director option. As a result of this amendment, the options held by certain directors were remeasured and a compensation expense of approximately $48,000 was recorded in the year ended December 31, 2003. Upon the closing of the Palisade Merger, the 1998 Plan was terminated.

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

    In addition to the 1990 Plan and the 1998 Plan outlined above, in January 1998, the Company granted an employee options to purchase 50,000 shares of Old Refac Common Stock which were canceled in January 2002. Warrants to purchase 200,000 shares of Old Refac Common Stock which were issued in 1997 expired in April 2002 and non-qualified stock options to purchase 165,000 shares of Old Refac Common Stock issued in 1997 have been forfeited or cancelled as of December 2004.

    In January 2004, the Company also granted to the principal of one of the executive search firms engaged in recruiting individuals and/or teams within the asset management industry an option to purchase 25,000 shares of the Company’s common stock at a per share exercise price of $5.02, which was equal to the fair market value of the Company’s common stock on the date of grant (see Note 12). The option vests upon the first anniversary date of the closing of the transaction contemplated in the engagement agreement (the “Closing”) and shall have a term of five years from the date of grant. The fair value of the option will be measured using the Black-Scholes option-pricing model as of the Closing (if any) and expensed in its entirety as of such date.

    The table below summarizes all option activity for the pre-merger options with respect to the Old Refac Common Stock, excluding the warrant:

	2004	Weighted Average Exercise Price	2003	Weighted Average Exercise Price	2002	Weighted Average Exercise Price
Outstanding at beginning of year	232,500	$6.47	244,000	$6.32	485,750	$6.88
Options granted	-	-	-	-	-	-
Options exercised	(50,000)	2.88	(11,500)	3.42	(2,750)	2.70
Options forfeited	-	-	-	-	(239,000)	7.49
Outstanding at end of year	182,500	$7.45	232,500	$6.47	244,000	$6.32
Exercisable at end of year	182,500	$7.45	232,500	$6.47	244,000	$6.32

    The following table summarizes all option data for the pre-merger options with respect to the Old Refac Common Stock as of December 31, 2004:

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Price Range		Outstanding at December 31, 2004	Weighted Average Contract Life (Years)	Weighted Average Exercise Price	Exercisable at December 31, 2004	Weighted Average Exercise Price
Minimum	Maximum
$ 2.50	$3.50	40,000	1.22	$2.50	40,000	$2.50
$ 3.51	$4.70	7,500	4.96	$3.81	7,500	$3.81
$ 4.71	$7.10	10,000	3.96	$6.88	10,000	$6.88
$ 7.11	$9.50	125,000	2.20	$9.30	125,000	$9.30
Total		182,500	2.20	$7.45	182,500	$7.45

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

In June 2003, the stockholders approved the 2003 Stock Option and Incentive Plan (the “2003 Plan”) that authorizes the issuance of up to 500,000 shares of Common Stock. The 2003 Plan authorizes the issuance of various incentives to employees (including officers and directors) including stock options, stock appreciation rights, and restricted performance stock awards. The 2003 Plan allows the Board to determine type, shares and terms of the grants. The table below summarizes all option activity for options granted to employees and directors under the 2003 Plan after the Palisade Merger:

	2004	Weighted Average Exercise Price	2003	Weighted Average Exercise Price
Outstanding at beginning of year	150,000	$4.64	-	-
Options granted	45,000	4.72	150,000	4.64
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Outstanding at end of year	195,000	$4.66	150,000	$4.64
Exercisable at end of year	115,001	$4.65	50,000	$4.64

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

    The following table summarizes the data, as of December 31, 2004, for options granted after the Palisade Merger under the 2003 Plan:

Price Range
Minimum	Maximum	Outstanding at December 31, 2004	Weighted Average Contract Life (Years)	Weighted Average Exercise Price	Exercisable at December 31, 2004	Weighted Average Exercise Price
$ 4.20	$4.70	115,000	8.24	$4.49	75,001	$4.49
$ 4.71	$5.02	80,000	6.60	$4.90	40,000	$4.94
Total		195,000	7.57	$4.66	115,001	$4.65

    The following table sets forth information as of December 31, 2004, adjusted to reflect the terms of the Merger, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	231,500	$5.10	305,000
Equity compensation plans not approved by security holders	25,000	$5.02	-
Total	256,500	$5.09	305,000

Preferred Stock

    The Company has 1,000,000 shares of preferred stock, $.001 par value per share, authorized, none of which have been issued.

Note 9 - Concentrations and Foreign Source Income

    The Company has a contract with Patlex which accounted for approximately 76%, 56% and 20% of the Company’s total revenues from continuing operations for 2004, 2003 and 2002, respectively. The Company’s income from its contract with Patlex is variable and is based upon revenues derived by Patlex from the licensing of two laser patents. The more significant of the two patents licensed by Patlex Corporation is the Gas Discharge Laser Patent, which expired in November 2004. The other patent expires in May 2005. As a result of the expiration of these patents, the Patlex income will be significantly lower in 2005 as compared to 2004.

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

    The Company did not have any foreign source revenues from its domestic licensing-related activities in 2003 or 2004. In 2002, it had foreign source revenues of $290,000 and $56,000 from Europe and Asia, respectively.

Note 10 - Wrench versus Taco Bell Litigation

    By Agreement, dated as of January 31, 2002, the Company and Ms. Arlene Scanlan, who was then President of Refac Licensing, Inc. (“RL”), agreed to a termination of her employment agreement and stock options and to a conveyance of her 19% interest in RL to the Company. This termination agreement requires Ms. Scanlan to pay the Company 50% of the first $3,000,000 that she, or any entity controlled by her, may receive relating to a certain lawsuit brought by a former client of RL against Taco Bell Corp. On January 27, 2005, the lawsuit was settled and the Company received payment of $1,500,000, representing the Company’s share of the settlement, on February 4, 2005. This amount will be recorded as revenue from licensing-related activities in the fiscal quarter ended March 31, 2005.

Note 11 - Accounts Payable and Accrued Expenses

    Accounts payable and accrued expenses consist of the following:

	Years Ended December 31,
	2004	2003
Accounts payable	$10,000	$11,000
Amounts payable under service agreements	71,000	26,000
Accounting and auditing	91,000	77,000
Deferred rent	72,000	87,000
Legal	28,000	46,000
Payroll	-	100,000
Tax reserve	281,000	275,000
Reserve on rental loss	96,000	-
Other	36,000	71,000
Total	$685,000	$693,000

Note 12 - Asset Management

    On January 27, 2004, the Company announced that it would focus its acquisition efforts on opportunities in the asset management sector of the financial services industry. In furtherance thereof, the Company has engaged two providers of executive search services to identify opportunities in this segment and to recruit individuals and/or teams within the industry to join the Company and build this business (see Note 8). One agreement provides for the payment of a non-refundable retainer of $300,000, which was amortized over a five month period beginning February 1, 2004, and the other agreement, which was signed on October 11, 2004, provides for a non-refundable retainer of $100,000 that is being amortized over a six month period commencing October 1, 2004. In both instances, the retainer is creditable against a success-based fee based upon the first year total cash compensation of the team members recruited. Although this search in ongoing, no assurance can be given that the Company will be successful in its recruitment efforts, or if it is, that it will be able to build a profitable asset management business.

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Note 13 - Business Combinations and Intangible Assets - Accounting for Goodwill

    In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, “Business Combinations” and in July 2001, SFAS 142, “Goodwill and Other Intangible Assets.” The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired through contractual or legal right, or which are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer subject to amortization, but are subject to at least an annual assessment for impairment by applying a fair value based test. The Company adopted SFAS 142 as of January 1, 2002 and in compliance with this standard discontinued the amortization of goodwill. With the sale of the Company’s Creative Consulting Services and Manufacture and Marketing of Consumer Products groups in the third quarter of 2002, the Company no longer has goodwill on its balance sheet.

    During the quarter ended June 30, 2002, the Company completed the steps required to value the carrying value of goodwill existing at January 1, 2002. As a result, a non-cash charge of $2,083,000 net of tax, or ($0.55) per share was recorded as a cumulative effect of change in accounting principle in the statement of operations for the six months ended June 30, 2002. At June 30, 2002, the Company designated the Creative Consulting Services and Manufacture and Marketing of Consumer Products segments as Assets Held for Sale under provisions of SFAS 144. Based on actual terms of the sale of the Graphic Design Group (see Note 15A), which took place on August 5, 2002, and terms that were then being discussed with Product Genesis, LLC (see Note 15D), the Company determined the fair value of the reporting units were less than the book values and recorded a goodwill impairment charge of $2,811,000. The Company has recorded this impairment charge, net of tax benefits, in losses from discontinued operations in the fiscal quarter ended June 30, 2002. The Company subsequently sold the Product Design Group on September 20, 2002.

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

    The following pro forma table shows the effect of the cumulative effect of change in accounting principle on the Company’s net loss recorded for the year ended December 31, 2002, as follows:

Reported net loss	$(1,269)
Cumulative effect of change in accounting principle, net of tax	(2,083)
Adjusted net income	$814
Reported net loss per share - Basic and Diluted	$(0.33)
Adjustment for cumulative effect of change in accounting principle - Basic and Diluted	$(0.55)
Adjusted net income per share - Basic and Diluted	$0.22

Note 14 - Accounting for the Impairment or Disposal of Long-lived Assets

    Prior to January 1, 2002, the Company estimated the recoverability of its long-term assets by consideration of the estimated future undiscounted cash flow from the operations of the business segments to which those long-term assets relate. As of January 1, 2002, the Company adopted the provisions of SFAS 144, and now evaluates the recoverability of its long-term assets under the provisions thereof. While such provisions retain the considerations the Company has previously made in evaluating the recoverability of its long-term assets as discussed above, SFAS 144 provides an additional triggering event to require an impairment test --- a current expectation that, more likely than not, a long-term asset or asset group will be sold or disposed of significantly before the end of its previously estimated useful life. Assets that are considered to be “held for sale” are measured at the lower of carrying amount or fair value, less the costs to sell. Once an asset is determined to be “held for sale,” depreciation on such asset ceases. Long-term assets to be disposed of by sale may not be classified as held for sale, however, until the period in which all of the following criteria are met:

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

    Based upon the above criteria, the assets of the Creative Consulting Services and the Manufacture and Marketing of Consumer Products Groups became considered held for sale during the second quarter of 2002 and evaluated under SFAS 144. In such valuation, the Company used the actual terms of the sale of the Graphic Design Group (see Note 15D below) and the terms that were then being discussed with the company that subsequently acquired the Product Design Group.

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

    In connection with SFAS 144, the following tables summarize the revenues and pretax loss of the reported discontinued operations of the Assets Held for Sale for the year ended December 31, 2002:

Year Ended December 31, 2002	Graphic Design Group	Product Design Group	Consumer Products Group	Total Discontinued Operations
Revenues	$785,000	$1,469,000	$2,168,000	$4,422,000
Pretax loss	(1,148,000)	(3,639,000)	(1,927,000)	(6,714,000)

Note 15 - Business and Asset Dispositions

A.	Sale of the Graphic Design Group

    In furtherance of its plan to reposition itself for sale or liquidation, on August 5, 2002, the Company sold certain assets, including certain accounts receivable, furniture and equipment, customer lists and goodwill, subject to certain liabilities, of the Graphic Design Group to a company formed by its president and former owner. The transaction was effective as of August 1, 2002 and the purchase price was $371,000 consisting of a lump-sum payment due on or before August 31, 2002 of $54,000 and a 6% promissory note for $317,000, which is payable in sixty (60) equal consecutive monthly installments of $6,000 commencing January 1, 2003. As of December 31, 2004, the unpaid principal balance under this note was $205,000.

    As part of this transaction, the Company also entered into a sublease with the acquiring company for 3,492 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. As of December 31, 2004, the rent for the remaining term of the sublease was $440,000.

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

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

    On August 19, 2002, RIL sold its Heli-Coil and Dodge licensing rights, related sublicense agreements and monies due thereunder after June 30, 2002 to Newfrey LLC (formerly Emhart LLC) for $4,000,000. The proceeds from this sale were received in August 2002.

C.	OXO International

    On September 20, 2002, RIL amended its agreement with OXO International (“OXO”), a division of World Kitchen, Inc. This amendment, which was approved by the court overseeing OXO’s bankruptcy, provided for payments to the Company of $550,000 of which $10,000 was for past due royalties; $180,000 for royalties for the six month period ending December 31, 2002 and $360,000 for royalties for the year ending December 31, 2003. In February 2004, OXO made the final payment due under this obligation.

D.	Sale of the Product Design Group

    On September 20, 2002, RIL sold its Product Design Group to Product Genesis, LLC (“PG”) for a variable purchase price based upon 2½% of net revenues up to an aggregate of $300,000. Due to the uncertainties of collection of the purchase price, the Company did not allocate any cost basis to this contract right and recorded the $36,000 received in 2003 from PG as income from such discontinued operations. In December 2003, PG notified the Company that it was discontinuing its product design operations and, in January 2004, it advised the Company that it had entered into an agreement with Factors NY, LLC, a company wholly-owned by a former employee of PG, to purchase the goodwill and certain assets of PG. Pursuant to an agreement, dated February 10, 2004, PG paid the Company the sum payment of $30,000 in full settlement of the contingent balance of the variable purchase price.

    The Company also entered into a sublease with PG for 9,574 square feet of commercial rentable space with a termination date of November 15, 2009. On December 22, 2003, by lease amendment, the Company released its security interest in PG’s machinery, equipment, furniture, fixtures and chattels located at the leased premises in consideration of a cash security deposit in the sum of $75,000. PG’s sale of the business referred to in the preceding paragraph did not include this sublease.

    On July 6, 2004, PG, through a turnaround consultant, notified the Company that due to extreme financial hardship, neither PG, nor its affiliated companies, Product Genesis, Inc. (“PG-INC”) and Product Genesis Business Trust (“PGBT”), which had guaranteed PG’s obligations under the sublease would be able to pay the rent for July 2004, or any further rent or be further bound by the sublease. No further rental payments were made after such notice.

    On October 5, 2004, the Company entered into a settlement agreement with PG, PG-INC and PGBT whereby it agreed to a termination of the sublease and a mutual release in consideration of the application of the $75,000 security deposit to rent, the payment of $150,000 in cash and $50,000 over a period of thirty-five months commencing on November 1, 2004. PG paid the $50,000, which was evidenced by a promissory note, in full in November 2004. In addition, under the settlement agreement PG conveyed title to the Company to all of the furniture and equipment it had left at the premises and waived a claim it had against the Company for reimbursement of $20,000 in leasehold construction costs it had incurred.

Refac and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

E.	Sale of Refac International, Ltd.

    On September 30, 2002, the Company completed the transfer of the assets and assumption of the liabilities of its subsidiary, RIL, to the Company, excluding the capital stock of Refac Consumer Products, Inc. (“RCP”), a manufacturer of a line of consumer electronics products, and certain trademarks, patents and a patent application relating to RCP’s business. After such transfer, the Company sold RIL to RCP Products, LLC, a limited liability company established by a former employee, for $50,000 plus a variable purchase price based upon 2½% of the revenues received in excess of $1,000,000 from the sale of its consumer electronics products during the eight year period commencing January 1, 2003, up to a maximum of $150,000 in any given year and a cumulative total of $575,000. Due to the uncertainties of collection of the purchase price, the Company has not allocated any cost basis to this contract right and will record any monies that it may receive from RCP Products, LLC with respect thereto as income from such discontinued operations. As of December 31, 2004, the Company had not received any variable purchase price payments and based upon information provided by the purchaser, it does not expect to receive any such payments in the future.

Note 16 - Unaudited Selected Quarterly Financial Data

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$403,000	$491,000	$519,000	$366,000
Cost of revenues	31,000	30,000	31,000	32,000
Net income (loss) from continuing operations	(174,000)	(39,000)	126,000	(152,000)
Net income (loss)	$(169,000)	$(39,000)	$131,000	$(148,000)
Net income (loss) from continuing operations per basic and diluted shares	$(0.02)	$(0.01)	$0.02	$(0.02)
Net income (loss) per basic and diluted shares	$(0.02)	$(0.01)	$0.02	$(0.02)

Refac and Subsidiaries
Notes to Consolidated Financial Statements

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$451,000	$543,000	$346,000	$464,000
Cost of revenues	29,000	28,000	30,000	32,000
Net loss from continuing operations	(1,256,000)	(102,000)	(96,000)	(80,000)
Net loss	($1,247,000)	($83,000)	($92,000)	($74,000)
Net loss from continuing operations per basic and diluted shares	($0.34)	($0.02)	($0.01)	($0.01)
Net loss per basic and diluted shares	($0.34)	($0.02)	($0.01)	($0.01)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
 Refac

We have audited the accompanying balance sheets of Refac as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004, and the related consolidated statement of operations, stockholders’ equity and cash flows of Refac and Subsidiaries for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Refac as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2004, and the consolidated results of operations and cash flows for Refac and Subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 13 and 14 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, ‘Goodwill and Other Assets,” and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets,” respectively, on January 1, 2002.

GRANT THORNTON LLP

New York, New York
March 15, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A. Controls and Procedures

    (a) Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

    (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    Under the by-laws of the Company, the Board is divided into three classes: Class 1 directors, Class 2 directors and Class 3 directors. The members of one of the three classes of directors are elected each year for a three-year term or until their successors have been elected and qualified, or until the earliest of their death, resignation or retirement. The Board is currently comprised of eight directors.

    There are no family relationships between any of the directors or executive officers of the Registrant nor were there any special arrangements or understandings regarding the selection of any director or executive officer.

Class 1 Directors with Terms Expiring at the 2006 Annual Meeting of Stockholders

    CLARK A. JOHNSON - Mr. Johnson, age 73, has been a director of the Company since 2000. He has been the Chairman of PSS World Medical, Inc., a national distributor of medical equipment and supplies to physicians, hospitals, nursing homes, and diagnostic imaging facilities since October 2000. Mr. Johnson served as Chairman and Chief Executive Officer of Pier 1 Imports from March 1985 to June 1998 and is former Executive Vice President and Director of the Wickes Companies, Inc. He is a director of the following public companies: MetroMedia International Group, Neurologix, Inc., OptiCare Health Systems, Inc., which is controlled by Palisade Capital Management, L.L.C. (“PCM”), and PSS World Medical, Inc.

    MARK N. KAPLAN - Mr. Kaplan, age 75, has been a director of the Company since 1967. He is Of Counsel to Skadden, Arps, Slate, Meagher & Flom LLP and was a member of such law firm from 1979 to 1998. Mr. Kaplan also serves as a director of the following public companies: American Biltrite Inc., Autobytel, Inc., DRS Technologies, Inc., Congoleum Corporation and Volt Information Sciences, Inc.

Class 2 Directors with Terms Expiring at the 2007 Annual Meeting of Stockholders

    EUGENE K. BOLTON - Mr. Bolton, age 61, has been a director since the Meeting of Stockholders held on May 7, 2004. He was, until his retirement on February 1, 2004, Executive Vice President - Domestic Equities for GE Asset Management. Mr. Bolton joined the General Electric Company in 1964 in the Medical Systems business and held a variety of line and staff assignments with the company over a 39-year career. In 1984, he was named Chief Financial Officer of what is now GE Asset Management. In 1991, he became responsible for the entire U.S. Equity operation, which he managed until his retirement.

    MARK S. NEWMAN - Mr. Newman, age 55, has been a director since the Meeting of Stockholders held on May 7, 2004. He is the Chairman of the Board, President and Chief Executive Officer of DRS Technologies, Inc. (“DRS”), a publicly-traded company and a leading supplier of defense electronics systems to government and commercial customers worldwide. He joined DRS in 1973, served many years as its Chief Financial Officer, was named a Director in 1988, became President and Chief Executive Officer in 1994, and was elected Chairman of the Board in 1995. Mr. Newman is a past Chairman of the American Electronics Association, the Vice Chairman of the New Jersey Technology Council and a member of the Board of Governors of the Aerospace Industries Association of America. In addition to serving as Chairman of the Board of DRS, he is a director and chairman of the audit committee of the following public companies: OptiCare Health Systems, Inc., which is controlled by PCM, and Congoleum Corporation.

    ROBERT L. TUCHMAN - Mr. Tuchman, age 62, has been a director of the Company since 1991. He has been the Company’s President and Chief Executive Officer since 1997. He also served as the Company’s Chairman from 1997 until March 26, 2003, when Melvin Meskin was elected as the non-executive Chairman of the Board. Mr. Tuchman is also the Company’s General Counsel and served as its President and Chief Operating Officer from 1991 to 1997.

Class 3 Directors with Terms Expiring at the 2005 Annual Meeting of Stockholders

    MELVIN MESKIN - Mr. Meskin, age 60, became a director of the Company on February 28, 2003 and non-executive Chairman of the Board on March 26, 2003. He was, until his retirement on January 1, 2002, Vice President-Finance-National Operations for Verizon, the combined Bell Atlantic/GTE telecommunications company. Mr. Meskin joined New York Telephone in 1970 and held a variety of line and staff assignments with the company over a 31-year career. In 1994, he was named Vice President-Finance and Treasurer for NYNEX Telecommunications. When Bell Atlantic and NYNEX merged, he was appointed Vice President-Finance and Comptroller of Bell Atlantic. He is a director of, and during 2004 was also a consultant to, OptiCare Health Systems, Inc., a public company which is controlled by PCM.

    JEFFREY D. SERKES - Mr. Serkes, age 46, became a director of the Company on February 28, 2003. Since July 2003, he has been the Senior Vice President and Chief Financial Officer of Allegheny Energy, Inc. From June 2002 until he joined Allegheny Energy, Inc., he was principally engaged in real estate investment and development. From August 1994 to May 2002, Mr. Serkes held a variety of financial management positions for IBM, including: Vice President, Finance, Sales & Distribution from June 1999 to May 2002, Vice President and Treasurer from January 1995 to May 1999 and Assistant Treasurer from August 1994 to December 1994. Prior to joining IBM, Mr. Serkes held a variety of treasury management positions with RJR Nabisco, Inc.

    DENNISON T. VERU - Mr. Veru, age 44, is being nominated for the first time to join the Board. Since March 2000, he has been the Executive Vice President and Co-Investment Officer of PCM, a private investment firm which is an affiliate of Palisade. In July 2004, he became of member of PCM. From November 1992 until December 1999, he served as President and Director of Research of Awad & Associates, a money management division of Raymond James Financial.

    MARK S. HOFFMAN - Mr. Hoffman, age 44, became a director of the Company on February 28, 2003 as a result of the Palisade Merger. Since 1995, Mr. Hoffman has been a Managing Director of PCM, a private investment firm which is an affiliate of Palisade. He is also a director of the following public companies: Neurologix, Inc. and OptiCare Health Systems, Inc., which is controlled by PCM. As part of a realignment of responsibilities for PCM's private equity portfolio holdings, Mr. Hoffman will not stand for re-election to the boards of the Company and OptiCare Health Systems, Inc.

Executive Officers

    Information with respect to the executive officers of the Company is set forth below.

Name	Age	Served in Such Position or Office Continually Since	Position (1)
Robert L. Tuchman	62	1991	President, Chief Executive Officer and General Counsel (2)
Raymond A. Cardonne, Jr.	38	1997	Vice President, Chief Financial Officer, Treasurer and Secretary (3)
__________

NOTES:

(1)
Each executive officer’s term of office is until the next organizational meeting of the Board (traditionally held immediately after the Annual Meeting of Stockholders of the Company) and until the election and qualification of his or her successor. However, the Board has the discretion to replace officers at any time.

(2)
Mr. Tuchman has served as the Company’s President since August 1, 1991. Mr. Tuchman succeeded Eugene M. Lang as Chief Executive Officer of the Company on January 6, 1997 and as Chairman of the Board on June 30, 1997. He also serves as General Counsel. From August 1, 1991 until January 6, 1997, Mr. Tuchman served as the Company’s Chief Operating Officer. From May 1994 to March 1997 he held the position of Treasurer of the Company. After the Palisade Merger, Mr. Meskin was elected as non-executive Chairman of the Board and Mr. Tuchman continues to serve as the Company’s President, Chief Executive Officer and General Counsel.

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

Audit Committee

    The Audit Committee of the Board consists of Jeffrey D. Serkes (Chair), Eugene K. Bolton and Mark S. Newman, each of whom is an independent director as defined by the listing standards of the American Stock Exchange. The Committee meets periodically with the Company’s independent auditors to review plans for the audit of the Company’s financial statements and the audit results and authorizes, in its sole discretion, the engagement or discharge of the independent auditors and reviews financial statements, accounting policies, tax and other matters for compliance with the requirements of the Financial Accounting Standards Board and government regulatory agencies.

    Each member of the Audit Committee is “financially sophisticated”, in that such member has past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication, including but not limited to, being or having been a chief executive officer, chief financial officer and/or other senior officer with financial oversight responsibilities. The Board has determined that each of the Audit Committee members is financially sophisticated within the meaning of the rules of the American Stock Exchange and is a “financial expert”, as that term is defined under Item 401(h) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Section 16(A) Beneficial Ownership Reporting Compliance

    Based solely on its review of Forms 3, 4 and 5 filed under Section 16(a) of the Securities Exchange Act of 1934, as amended, and amendments thereto, the Company believes that during fiscal 2004, all Section 16(a) filing requirements applicable to its officers, directors and other principal stockholders of the Company were complied with.

CODE OF ETHICS

    The Board has adopted an Amended and Restated Code of Ethics for its Senior Financial Officers and the Company’s Chief Executive Officer and Chief Financial Officer have signed the code and will be held to the standards outlined. In addition, the Board has adopted an Amended and Restated Code of Ethics and Conduct applicable to all employees, officers and directors of the Company. Copies of both codes of ethics are available at the Company’s website at http://www.refac.com. The information contained on the Company’s website shall not be deemed to be incorporated into this report.

Item 11. Executive Compensation

    The following table presents the aggregate compensation for services in all capacities paid by the Company and its subsidiaries in respect of the years ended December 31, 2004, 2003 and 2002 to the Chief Executive Officer and the Company’s other executive officer (collectively, the “Named Executives”).

Summary Compensation Table

	Annual Compensation			Securities Underlying Options
Name, Age and Position	Year	Salary	Bonus	(#)
Robert L. Tuchman, age 62,	2004	$300,000	$400,000	—
President, Chief Executive	2003	$300,000	$800,000	25,000
Officer and General Counsel	2002	$300,000	$18,938	—

Raymond A. Cardonne, Jr., age 38,	2004	$175,000	—	—
Vice President, Secretary and	2003	$175,000	$313,744	15,000
Chief Financial Officer	2002	$175,000	—	—

Option Grants and Exercises in Last Fiscal Year and Fiscal Year-End Option Values

    During 2004, no executives were issued stock options. The Company has not issued any stock appreciation rights.

    As a result of the Palisade Merger, each option to acquire one share of common stock of the Company, par value $0.10 per share, existing immediately prior to the Palisade Merger (the “Old Refac Common Stock”) is now exercisable for the Palisade Merger consideration equal to $3.60 in cash and 0.2 shares of the Common Stock, plus the right (the “Payment Right”) to sell such Common Stock to the Company for a price which will depend upon the Company’s liquid distributable assets (“LDA”) as of June 30 2005, provided that the Payment Right is not available with respect to options exercised after June 30, 2005. On February 17, 2004, Mr. Tuchman, the Company’s Chief Executive Officer, exercised an option to acquire 50,000 shares of Old Refac Common Stock at the exercise price of $2.875 per share, or a total exercise price of $143,750. Upon such exercise, pursuant to the Merger Agreement, Mr. Tuchman received $180,000 in cash from Palisade plus 10,000 shares of Common Stock. The closing price of the Common Stock on the date of exercise was $4.91. No other options were exercised by the Named Executives in 2004.

    The following table reflects the options exercised by Mr. Tuchman and the “in-the-money options”, held by the Named Executives as of December 31, 2004.

			Number of Securities Underlying Unexercised Options At Fiscal Year-End		Value of Unexercised In-the-Money Options At Fiscal Year-End
Name	Shares acquired on Exercise	Value Realized	Exercisable	Not Exercisable	Exercisable	Not Exercisable
Robert L. Tuchman	10,000	$85,350	36,667	8,333	-	-
Raymond A. Cardonne, Jr.	-	-	18,500	5,000	$10,875	-

Directors’ Compensation

    The Board has adopted a policy of paying a fixed annual retainer of $15,000, payable in quarterly installments of $3,750, to each director who is not also an employee of the Company or a member, partner or executive officer of PCM or Palisade. In addition, the Company pays retainers of $30,000 to the Chairman of the Board and $15,000 to the Chairman of Audit and Compensation Committees. Accordingly, in 2004, Melvin Meskin, Chairman, received total compensation of $45,000, Jeffrey D. Serkes, Chairman of the Audit Committee and Compensation Committee received total compensation of $30,000, Clark A. Johnson and Mark N. Kaplan each received total compensation of $15,000.

    Eugene K. Bolton and Mark S. Newman, who joined the Board in May 2004, each received total compensation of $8,750, representing a pro-rated portion of the $15,000 retainer. On May 7, 2004, the Board also granted to each of Messrs. Bolton and Newman options to purchase 20,000 shares of Common Stock, at an exercise price of $4.78 per share under its 2003 Stock Incentive Plan. One-third (⅓) of these options vested on the date of grant, one-third (⅓) will vest on the first anniversary date of the date of grant and the remaining one-third (⅓) will vest on the second anniversary date of the date of the grant.

Employment Contracts

    Tuchman Employment Agreement. The Company is party to an employment contract with Mr. Tuchman (the “Tuchman Employment Agreement”), which became effective upon the completion of the Palisade Merger, and, as amended and restated, terminates on March 31, 2005. Pursuant to such agreement, Mr. Tuchman received an annual base salary of $300,000 and retention payments aggregating $400,000 during 2004.

    In addition to these salary and retention payments, the Tuchman Employment Agreement provides for the payment of incentive compensation based on Mr. Tuchman’s success in the repositioning of the Company. Such incentive compensation is payable when the Payment Amount under the Merger Agreement is determined. At the time of such payment, Mr. Tuchman will be entitled to an aggregate of 16% of “GLDA”. “GLDA” is defined in the employment agreement as the sum of the following:

a)	the liquid distributable assets of the Company as of June 30, 2005, as calculated under the Merger Agreement, plus

b)
the signing bonus, retention and incentive compensation payments paid or payable to Mr. Tuchman and the signing bonus and incentive compensation payments paid or payable to Mr. Cardonne as a result of the Palisade Merger, less

c)	the sum of $17,843,602.

    As of December 31, 2004, such incentive compensation was estimated at $912,000, which Mr. Tuchman remains entitled to receive even though the Tuchman Employment Agreement has terminated.

    The Tuchman Employment Agreement provides that for a period of two years following the termination of his employment, Mr. Tuchman will not solicit the business of any client or prospective client of the Company or the employment of any present or future employee of the Company.

    Under Mr. Tuchman’s prior employment agreement, Mr. Tuchman was granted options to purchase 100,000 shares of Old Refac Common Stock pursuant to the Company’s 1990 Stock Option Plan. In 1996, Mr. Tuchman exercised these previously granted options to purchase 100,000 shares of Old Refac Common Stock. In connection with such exercise, the Company provided Mr. Tuchman with a loan of $375,000 (which was reduced to $365,000 after Mr. Tuchman paid back $10,000). The note, as modified in March 2002, bears interest at the rate of 6% per annum and is payable in ten (10) equal annual installments commencing on December 31, 2004. As of December 31, 2004, the Note was current and the principal balance was $337,000.

    Cardonne Employment Agreement. The Company is also party to an employment contract with Mr. Cardonne (the “Cardonne Employment Agreement”). As amended and restated, Mr. Cardonne’s current employment agreement became effective upon the completion of the Palisade Merger and terminates on March 31, 2005. Pursuant to such agreement, Mr. Cardonne received an annual base salary of $175,000 during 2004.

    In addition, the Cardonne Employment Agreement provides for the payment of incentive compensation based on Mr. Cardonne’s success in the repositioning of the Company. Such incentive compensation is payable when the Payment Amount is determined. At the time of such payment, Mr. Cardonne will be entitled to an aggregate of 4% of GLDA, which is determined in the same manner as the Tuchman Employment Agreement (described above).

    As of December 31, 2004, such incentive compensation was estimated at $228,000, which Mr. Cardonne remains entitled to receive even though the Cardonne Employment Agreement has terminated.

    The Cardonne Employment Agreement provides that for a period of two years following his termination of employment, Mr. Cardonne will not solicit the business of any client or prospective client of the Company or the employment of any present or future employee of the Company.

Compensation Committee Interlocks and Insider Participation

    During their service as members of the Board in 2004, none of the Committee members received any compensation from the Company other than their fees as directors of the Company.

Compensation Committee Report On Executive Compensation

    During 2004, the Compensation Committee of the Board (the “Committee”) consisted of Jeffrey D. Serkes (Chair), Clark A. Johnson and Mark S. Hoffman. While the Committee administered and decided upon executive compensation, stock option and benefit plans and grants under such plans, the Company’s overall compensation strategy, including a determination of compensation paid to the Chief Executive Officer of the Company, Robert L. Tuchman, and the Vice President and Chief Financial Officer, Raymond A. Cardonne, Jr., was ratified by the entire Board.

Objectives

    The Committee’s primary objective is to retain its current executive officers and to ensure that their compensation structure aligns their interests with those of the stockholders of the Company. Mr. Tuchman and Mr. Cardonne were the only key executives for whom the Committee was responsible for administering compensation in 2004.

Employment Agreements

    During 2004, the Company had employment agreements with Mr. Tuchman and Mr. Cardonne, both of which expire on March 31, 2005. In considering the advisability of using employment agreements, the Board determined that their use was in the best interest of the Company because it facilitated the Company’s ability to retain the services of its current executive officers and provided stability during the period that the Company was completing its repositioning as well as pursuing its acquisition strategy. Each executive officer’s employment agreement separately reflects the terms that the Committee felt were necessary and appropriate to retain the services of such officer.

Components of Executive Compensation

    The Company’s executive compensation program consists of cash and equity compensation components.

    Cash Compensation

    Cash compensation is comprised of base salaries, signing bonuses, retention payments and cash incentive bonuses. During 2004, cash compensation levels for Messrs. Tuchman and Cardonne were determined by the provisions of their respective employment agreements with the Company. The terms and conditions of these employment agreements are discussed in detail above under “Employment Contracts”.

    Messrs. Tuchman and Cardonne are also entitled to additional cash compensation in the form of incentive compensation based upon the amount of liquid distributable assets (as defined in the Merger Agreement) as of June 30, 2005.

    Equity Compensation

    The Company did not provide any equity compensation to Messrs. Tuchman and Cardonne during 2004.

    Chief Executive Officer Compensation

    Mr. Tuchman has served as Chief Executive Officer of the Company since January 6, 1997. Mr. Tuchman’s compensation has been governed by the terms of an employment contract between Mr. Tuchman and the Company, entered into at the time he joined the Company in 1991. The contract was amended in each of 1994, 1996, 1999, March 2002, August 2002, November 2002, January 2003 and November 2003 and expired on March 31, 2005. The bonuses that were paid to Mr. Tuchman in the three most recent completed fiscal years are disclosed above in the bonus column of the Summary Compensation Table.

Deductibility of Compensation

    Section 162(m) of the Code generally limits to $1,000,000 the Company’s federal income tax deduction for compensation paid in any year to each of its Chief Executive Officer and the four other highest paid executive officers, to the extent such compensation is not “performance-based” within the meaning of Section 162(m). The Committee will, in general, seek to qualify compensation paid to its executive officers for deductibility under Section 162(m), although the Committee believes it is appropriate to retain the flexibility to authorize payments of compensation that may not qualify for deductibility if, in the Committee’s judgment, it is in the Company’s best interest to do so.

                            The Compensation Committee of the Board

                            Jeffrey D. Serkes, Chair
                            Clark A. Johnson
                            Mark S. Hoffman

Comparison of Cumulative Total Stockholder Return

    The Common Stock was first issued and registered with the Securities and Exchange Commission (“SEC”) on February 28, 2003, the closing date of the Palisade Merger. On such date, the Old Refac Common Stock, existing prior to the Palisade Merger, was canceled and de-registered. Since the Common Stock has been registered only since February 28, 2003, pursuant to Item 402(l)(2) of Regulation S-K the Company has provided a comparison of stockholder return from and after such date.

    The following graph provides information on the cumulative total return, assuming reinvestment of dividends (if any), for the period commencing on February 28, 2003, and ending on December 31, 2004, of the Company’s Common Stock as compared to the American Stock Exchange Index and a published industry index, referred to below as the “Industry Index,” which includes companies in Standard Industrial Classification Code 6794 (Patent Owners and Lessors), which is the Company’s primary SIC reporting code.

		YEAR ENDED DECEMBER 31,
Description	February 28, 2003	2003	2004
Refac	100.00	119.95	103.41
Industry Index (SIC Code 6794)	100.00	179.49	207.32
American Stock Exchange Index	100.00	135.31	154.94

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

    The following table sets forth information as of December 31, 2004, adjusted in 2003 to reflect the terms of the Palisade Merger, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	231,500	$5.10	305,000
Equity compensation plans not approved by security holders	25,000	$5.02	-
Total	256,500	$5.09	305,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table shows: (i) the number of shares of Common Stock that each of the Company’s directors and executive officers beneficially owned, or had the right to acquire beneficial ownership of as of, or within sixty days after March 25, 2005 (ii) persons known to the Company to own 5% or more of the outstanding Common Stock; and (iii) the percentage of the outstanding shares of Common Stock that such ownership constitutes.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Palisade Capital Management, LLC	6,306,387	(1)	90.18%
Eugene K. Bolton	13,334	(2)	*
Raymond A. Cardonne, Jr.	19,083	(3)	*
Clark A. Johnson	22,000	(4)	*
Mark S. Hoffman	6,306,647	(5)	90.18%
Mark N. Kaplan	24,565	(6)	*
Melvin Meskin	40,000	(7)	*
Mark S. Newman	13,334	(2)	*
Jeffrey D. Serkes	30,000	(8)	*
Robert L. Tuchman	67,851	(9)	*
Officers and Directors as a Group (9 persons)	6,536,813	(10)	90.95%
___________________________
*	Represents less than 1% of the outstanding shares.

(1)
As of March 25, 2005, Palisade Concentrated Equity Partnership, L.P. (“Palisade”) and Palisade Capital Management, LLC (“PCM”) beneficially owned in the aggregate 6,306,387 shares of Common Stock or 90.18% of the Company’s outstanding shares. PCM and Palisade are both located at One Bridge Plaza, Suite 695, Fort Lee, New Jersey 07024. Palisade is a private equity partnership managed by PCM, an investment advisory firm.

(2)	Includes 13,334 shares of Common Stock which may be acquired upon the exercise of options which are exercisable immediately.

(3)	Includes 18,500 shares of Common Stock which may be acquired upon the exercise of options which are exercisable immediately.

(4)	Includes 20,000 shares of Common Stock which may be acquired upon the exercise of options which are exercisable immediately.

(5)	Includes 6,306,387 shares beneficially owned by PCM, of which Mr. Hoffman is a managing director. Mr. Hoffman disclaims ownership of such shares.

(6)	Includes 22,000 shares of Common Stock which may be acquired upon the exercise of options which are exercisable immediately.

(7)	Includes 40,000 shares of Common Stock which may be acquired upon the exercise of options which are exercisable immediately.

(8)	Includes 30,000 shares of Common Stock which may be acquired upon the exercise of options which are exercisable immediately.

(9)	Includes 36,667 shares of Common Stock which may be acquired upon the exercise of options which are exercisable immediately.

(10)
Includes an aggregate of 193,835 shares of Common Stock which such persons may acquire upon the exercise of options, which are exercisable immediately or within sixty days of the Record Date, and 6,306,387 shares beneficially owned by PCM, of which Mr. Hoffman is a managing director. Mr. Hoffman disclaims beneficial ownership of such shares.

Item 13. Certain Relationships and Related Transactions

    Mark N. Kaplan is Of Counsel to Skadden, Arps, Slate, Meagher & Flom LLP, which has provided legal services to the Company since 1982 and also provides legal services to PCM and its affiliates. In addition, Mr. Kaplan is the trustee for certain trusts for the benefit of the children of one of the principals of PCM.

    PCM on behalf of itself and/or its portfolio companies requests, from time to time, that the Company provide certain consulting services. In consideration for these services, PCM pays the Company a basic monthly retainer of $5,000, subject to quarterly adjustment based upon the services actually rendered during such quarter. Either party has the right to terminate this agreement at any time without any prior notice. Under this arrangement, PCM paid the Company $75,000 with respect to services rendered during 2004.

    The Company provides consulting services directly to Neurologix, Inc., a public company of which PCM beneficially owns approximately 29% of the outstanding capital stock at a basic monthly retainer of $5,000, subject to quarterly adjustment based upon the services actually rendered during such quarter. Either party has the right to terminate this agreement at any time without any prior notice. Under this arrangement, Neurologix, Inc. paid the Company $95,000 with respect to services rendered during 2004.

    Other related party transactions include management indebtedness (see “Employment Contracts” under Item 11), a subleasing arrangement with Palisade Capital Securities, LLC (“PCS”), an affiliate of Palisade and PCM, under which the Company occupied approximately 1,185 gross rentable square feet through June 2004 and the maintenance of brokerage accounts at PCS for the Company’s marketable securities (principally, treasury notes being held to maturity).

    Except as otherwise provided in this Annual Report on Form 10-K, since January 1, 2004, there has not been at any time any relationship or related transaction which the Company would be required to disclose under Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services

    The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2004 and 2003 by the Company’s principal accounting firm, Grant Thornton LLP.

Description	2004	2003
Audit fees	$110,000	$113,000
Audit related fees	-	-
Tax fees	72,000	133,000
All other fees	-	-
Total	$182,000	$246,000

    Audit Fees. In fiscal 2003 and 2004, these services consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports. In 2003, these services also included a review of the Company’s Palisade Merger proxy statement, accounting research on director stock options and a review of the Company’s registration statement for its stock incentive plans.

    Tax Fees. The tax fees related to professional services billed for tax compliance and tax advice and primarily consisted of assistance in a pending Internal Revenue Service examination, preparation of various tax returns and advice on other tax-related matters.

    SEC rules require all audit and non-audit engagements provided by our independent auditor, Grant Thornton LLP, be approved by the Company’s Audit Committee or be entered into pursuant to pre-approval policies and procedures established by the Audit Committee. The Audit Committee considered all of such non-audit fees, and determined that such fees are compatible with maintaining Grant Thornton LLP’s independence.

    The Audit Committee has adopted a pre-approval policy that grants the Chairman of the Audit Committee the sole authority to approve up to $10,000 in non-budgeted services. All other services must be approved by the Audit Committee. None of the services provided by the independent auditors was provided pursuant to the exception to the pre-approval requirements set forth in paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

Included within.

(a)(3) Exhibits.

See (b) below.

(b) Exhibits.

See the Exhibit Index, which is incorporated by reference herein.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Refac

Dated: March 31, 2005                    By: /s/ Robert L. Tuchman
Robert L. Tuchman, President, Chief
Executive Officer and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 31, 2005                    /s/ Robert L. Tuchman
Robert L. Tuchman, President, Chief
Executive Officer, General Counsel and Director
                                  (Principal Executive Officer)

Dated: March 31, 2005                     /s/ Raymond A. Cardonne, Jr.
                    Raymond A. Cardonne, Jr., Vice President,
                               Secretary, Chief Financial Officer and Treasurer
                    (Principal Financial Officer)

Dated: March 31, 2005                    /s/ Eugene K. Bolton
Eugene K. Bolton, Director

Dated: March 31, 2005                    /s/ Mark S. Hoffman
Mark S. Hoffman, Director

Dated: March 31, 2005                    /s/ Clark A. Johnson
Clark A. Johnson, Director

Dated: March 31, 2005                    /s/ Mark N. Kaplan
Mark N. Kaplan, Director

Dated: March 31, 2005                    /s/ Melvin Meskin
Melvin Meskin, Chairman

Dated: March 31, 2005             /s/ Mark S. Newman
Mark S. Newman, Director

Dated: March 31, 2005               /s/ Jeffrey D. Serkes
Jeffrey D. Serkes, Director

EXHIBIT INDEX

Exhibit No.     Exhibit

3 (a)
Restated Certificate of Incorporation of the Company. Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed with the SEC on February 28, 2003, SEC file number 001-12776.

3 (b)	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2003, SEC file number 001-12776.

10 (a)
Agreement and Plan of Merger, dated as of August 19, 2002, by and among Palisade Concentrated Equity Partnership, L.P., Palisade Merger Corp. and Refac. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2002, SEC file number 001-12776.

10 (b)

Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 21, 2002, by and among Palisade Concentrated Equity Partnership, L.P., Palisade Merger Corp. and Refac. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2002, SEC file number 001-12776.

10 (c)

Amendment No. 2 to the Agreement and Plan of Merger, dated as of December 12, 2002, by and among Palisade Concentrated Equity Partnership, L.P., Palisade Merger Corp. and Refac. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2002, SEC file number 001-12776.

10 (d)	Amendment No. 3 to the Agreement and Plan of Merger, dated as of January 23, 2003, by and among Palisade Concentrated Equity Partnership, L.P., Palisade Merger Corp. and Refac. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2003, SEC file number 001-12776.

10 (e)
Fifth Amended and Restated Employment Agreement between Robert L. Tuchman and Refac, dated as of November 7, 2003. Incorporated by reference to Exhibit 10 (a) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2003, SEC file number 001-12776.*

10 (f)
Amended and Restated Employment Agreement between Raymond A. Cardonne, Jr. and Refac, dated as of November 7, 2003. Incorporated by reference to Exhibit 10 (b) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2004, SEC file number 001-12776.*

10 (g)
2003 Stock Incentive Plan. Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders, filed with the SEC on April 22, 2003, SEC file number 001-12776.*

10 (h)
1998 Stock Incentive Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed with the SEC on March 31, 1998, SEC file number 001-12776.*

10 (i)
First Amendment to the Refac Technology Development Corporation 1998 Stock Incentive Plan, dated as of January 23, 2003. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2003, SEC file number 001-12776.*

10 (j)
1990 Stock Option and Incentive Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 1990 Annual Meeting of Stockholders, filed with the SEC on April 23, 1990, SEC file number 0-7704.*

23.1	Consent of Grant Thornton LLP. **

31.1	Rule 13a-15(e)/15(d)-15(e) Certification, Chief Executive Officer. **

31.2	Rule 13a-15(e)/15(d)-15(e) Certification, Chief Financial Officer. **

32.1	Section 1350 Certification, Chief Executive & Chief Financial Officers. **

_____________________
*	Management or compensatory plan.
**	Filed herewith