Form 10-Q
period 2005-03-31
REFAC
filed 2005-05-11
CIK 82788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 001-12776

REFAC
(Exact name of registrant as specified in its charter)

Delaware	13-1681234
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Bridge Plaza, Suite 550
Fort Lee, New Jersey 07024-7102
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (201) 585-0600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, as of May 11, 2005 was 6,993,393.

REFAC

INDEX

REFAC BALANCE SHEETS (Amounts in thousands, except share and per share data)
	March 31, 2005	December 31, 2004
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$625	$457
Royalties and accounts receivable	281	286
Notes receivable - current portion	65	64
Investments being held to maturity	30,513	29,342
Income taxes receivable	23	23
Prepaid expenses, deferred income taxes and other current assets	697	803
Restricted investments being held to maturity	5,452	5,416
Total current assets	37,656	36,391

Property and equipment - net	702	747
Available for sale securities	1,000	1,000
Notes receivable	124	141
Deferred income taxes and other assets	92	489
Total Assets	$39,574	$38,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$676	$685
Deferred revenue	115	142
Deferred incentive compensation	1,140	1,239
Other liabilities	149	89
Total current liabilities	2,080	2,155
Commitments and Contingencies
Temporary Equity	5,452	5,416
Stockholders’ Equity
Common stock, $.001 par value; authorized 20,000,000 shares; issued 7,016,049	7	7
Additional paid-in capital	22,201	22,238
Retained earnings	10,330	9,448
Treasury stock, at cost, 22,656 shares of common stock, $.001 par value	(159)	(159)
Receivable from issuance of common stock	(337)	(337)
Total stockholders’ equity	32,042	31,197
Total Liabilities and Stockholders’ Equity	$39,574	$38,768

See accompanying Notes to the condensed financial statements (unaudited).

REFAC STATEMENTS OF OPERATIONS (Amounts in thousands, except share and per share data) (UNAUDITED)
	Three Months
	Ended March 31,
	2005	2004
Revenues
Licensing-related activities	$1,795	$338
Related party consulting services	44	65
Total revenues	1,839	403

Costs and Expenses
Licensing-related activities	28	31
General and administrative expenses	588	719
Total costs and expenses	616	750

Other Income and Expenses
Dividend and interest income	192	98
Other expenses	(80)	-
Total other income and expenses	112	98

Income (loss) before provision (benefit) for taxes	1,335	(249)
Provision (benefit) for taxes on income (loss)	453	(75)

Net income (loss) from continuing operations	882	(174)
Income from discontinued operations - net of taxes	-	5
Net income (loss)	$882	$(169)

Basic and diluted income (loss) per share:
From continuing operations	$0.13	$(0.02)
From discontinued operations	-	-
Net income (loss)	$0.13	$(0.02)

Basic weighted average shares outstanding	6,993,393	6,988,228
Diluted weighted average shares outstanding	6,993,393	6,988,228

See accompanying Notes to the condensed financial statements (unaudited).

REFAC
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(UNAUDITED)
	Three Months Ended March 31,
	2005	2004

Cash Flows from Operating Activities	$1,360	$(291)

Cash Flows from Investing Activities
Notes receivable	16	34
Proceeds from investments being held to maturity	13,350	30,850
Purchase of investments being held to maturity	(14,558)	(30,870)
Net cash provided by (used in) investing activities	(1,192)	14

Cash Flows from Financing Activities
Proceeds from exercise of stock options	-	144
Net cash provided by financing activities	-	144

Net increase (decrease) in cash and cash equivalents	168	(133)

Cash and cash equivalents at beginning of period	457	799
Cash and cash equivalents at end of period	$625	$666

Non-Cash Investing Activity
Purchases of investments being held to maturity on account with broker which were settled in subsequent quarter	-	$16,834

See accompanying Notes to the condensed financial statements (unaudited).

REFAC
NOTES TO CONDENSED COSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            1. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three (3) month period ended March 31, 2005 are not indicative of the results that may be expected for the year ended December 31, 2005.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2004.

2. From January 27, 2004 to March 21, 2005, the Company focused its acquisition efforts on opportunities in the asset management sector of the financial services industry (see Note 11.A). On March 21, 2005, the Company’s Board of Directors (the “Board”) decided to broaden the scope of the acquisition search to include other industries and, on April 8, 2005, the Company announced that it had entered into acquisition discussions with two affiliated companies, U.S. Vision, Inc. (“U.S. Vision”), which operates 518 retail optical locations in 47 states and Canada, consisting of 506 licensed departments and 12 freestanding stores, and OptiCare Health Systems, Inc. (“OptiCare”), which operates 18 retail optical centers in the State of Connecticut and is a managed vision care provider in the United States. Refac, U.S. Vision and OptiCare are all controlled by Palisade Concentrated Equity Partnership, L.P. (“Palisade”), which, as of March 31, 2005, owns approximately 90% of Refac’s outstanding common stock, 88% of U.S. Vision’s outstanding common stock and 84% of OptiCare’s outstanding common stock (on a fully diluted basis). See Note 11.B. In view of the costs associated with the Company’s acquisition plans, the uncertainty as to when, and if, an acquisition will be completed, the non-recurring nature of the settlement payment relating to a lawsuit brought by a former client of Refac Licensing, Inc. (“RL”) against Taco Bell Corp. (see Note 14), and the anticipated material reduction and eventual termination of income from the Company’s contract with Patlex Corporation, the results for quarter ended March 31, 2005 cannot be considered indicative of the results to be expected for the entire year.

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

4. The Company’s operations in the licensing of intellectual property rights are not considered held for sale because of the Company’s intent to manage certain outstanding licensing-related agreements through their termination. While the Company’s licensing operations are still considered a continuing business, it has not undertaken any new technology licensing projects during the current or preceding six fiscal years and it is highly unlikely that it will undertake any such projects in the future. The statement of operations reflects the results of the licensing of intellectual property rights in continuing operations.

REFAC
NOTES TO CONDENSED COSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. On August 19, 2002, the Company entered into a merger agreement with Palisade, which provided for the merger (the “Palisade Merger”) of a Palisade subsidiary with the Company. On February 28, 2003, the Company’s shareholders adopted the merger agreement, as amended (the “Palisade Merger Agreement”) and the Palisade Merger was consummated. Under the terms of the Palisade Merger, for each share of the Company’s common stock, par value $.10 per share (“Old Refac Common Stock”), owned immediately prior to the effective time of the merger, stockholders (other than Palisade and stockholders who properly exercised appraisal rights) received or are expected to receive (i) $3.60 in cash, (ii) 0.2 shares of common stock, par value $.001 per share (“Common Stock”), and (iii) the non-transferable right (the “Payment Right”) to sell the shares of the Common Stock to the Company for a price (the “Payment Amount”) which depends upon the Company’s liquid distributable assets (“LDA”) as of June 30, 2005. This right to sell the shares is limited to stockholders who held their shares at the completion of the Palisade Merger and continue to hold their shares until the amount of liquid distributable assets at June 30, 2005 is determined.

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

As the Payment Right represents a non-transferable right of stockholders to sell to the Company their shares of Common Stock received in the Palisade Merger for cash, the estimated Payment Amount ($8.15 per share as of March 31, 2005) has been reflected on the balance sheet as temporary equity with a similar amount reducing additional paid-in capital. Subsequent changes in the estimated Payment Amount as of June 30, 2005 will increase or decrease the temporary equity amount with an offsetting decrease or increase in additional paid-in capital.

Pursuant to the Palisade Merger Agreement, the Company has restricted a portion of its investments being held to maturity to maintain the Contingent Fund (as defined in the Palisade Merger Agreement) reserved to pay the Payment Amount.

The Company currently anticipates that the LDA calculation will be completed by the end of August 2005 and that the mailing instructions on the payment of the Payment Amount will be sent by mid-September 2005. Any Contingent Fund amounts that are related to Payment Rights that are not properly exercised within ninety days after the date that instructions are mailed will become unrestricted.

6. The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25. Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans are granted with an exercise price at least equal to the fair market value on the date of the grant. The following table presents the effect on the Company’s net earnings and earnings per share for the three month periods ended March 31, 2005 and 2004 had it adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.”

REFAC
NOTES TO CONDENSED COSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
Description	2005	2004
Net income (loss), as reported	$882,000	$(169,000)
Less: Total stock-based employee and director compensation expense determined under fair value based on methods for awards granted, modified, or settled, net of related tax effects	(25,000)	(25,000)
Proforma net income (loss)	$857,000	$(194,000)
Income (loss) per share, as reported
Basic	$0.13	$(0.02)
Diluted	$0.13	$(0.02)
Proforma income (loss) per share
Basic	$0.12	$(0.03)
Diluted	$0.12	$(0.03)

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model.

7. The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, “Earnings Per Share.”

	Three Months Ended March 31,
Description	2005	2004
Basic shares	6,993,393	6,988,228
Dilution: stock options and warrants	-	-
Diluted shares	6,993,393	6,988,228
Income (loss) from continuing operations	$882,000	$(174,000)
Basic income (loss)	$0.13	$(0.02)
Diluted income (loss)	$0.13	$(0.02)

Options to purchase 195,000 shares of common stock were outstanding for the three month period ended March 31, 2005. These options were not included in the calculation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares for the period. There are approximately 5,264 options excluded from the earnings per share computation for the three month period ended March 31, 2004 since their effect would be anti-dilutive.

REFAC
NOTES TO CONDENSED COSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Related Party Transactions

Palisade Capital Management, L.L.C. (“PCM”), the investment manager for Palisade, on behalf of itself and/or portfolio companies of funds that it manages, requests, from time to time, that the Company provide certain consulting services. In consideration for these services, PCM has paid the Company a basic monthly retainer of $5,000 subject to quarterly adjustment, by mutual agreement, at the end of each calendar quarter to reflect the services rendered during such quarter. Either party has the right to terminate this agreement at any time without any prior notice. Under this arrangement, the Company earned $21,000 with respect to services rendered during the quarter ended March 31, 2005.

Since February 2004, the Company has provided consulting services directly to Neurologix, Inc., a public company in which PCM beneficially owns approximately 26% of the outstanding capital stock, at a basic monthly retainer of $5,000 subject to quarterly adjustment, by mutual agreement, at the end of each calendar quarter to reflect the services rendered during such quarter. Either party has the right to terminate this agreement at any time without any prior notice. Under this arrangement, the Company earned $23,000 with respect to services rendered during the quarter ended March 31, 2005.

Pursuant to employment agreements entered into on April 1, 2005, each of the Company’s Chief Executive Officer and Chief Financial Officer may enter into separate arrangements for his own account with Palisade and/or any of its affiliated companies that are engaged in private equity or investment management pursuant to which he may become a member, partner, officer, director or stockholder of such entity or may provide consulting or professional services thereto provided that such activities do not materially interfere with the regular performance of his duties and responsibilities under such employment agreement.

Other related party transactions include management indebtedness (see Note 9) and maintenance of brokerage accounts at Palisade Capital Securities (“PCS”), an affiliate of Palisade and PCM, for the Company’s marketable securities (principally, U.S. treasury bills being held to maturity).

9. Employment Agreements and Incentive Compensation

The Company is party to an employment agreement with its President and Chief Executive Officer, which became effective as of April 1, 2005 and has a term ending on December 31, 2006. During the term, the officer is entitled to an annual base salary of $325,000. Concurrent with the execution of the agreement, the officer received an option to purchase 100,000 shares of the Company’s common stock, of which one-third vested on the date of grant. The balance of two-thirds will vest as follows: one-third on April 1, 2006 and one-third on April 1, 2007.

Under his prior employment agreement, upon completion of the Palisade Merger, the officer received a signing bonus of $800,000 and retention payments totaling $500,000. In November 2003, this employment agreement was amended to extend the term from March 31, 2004 to March 31, 2005 and to recast the schedule for the retention bonuses so that they became payable in fifteen (15) equal consecutive monthly installments of $33,000 commencing on January 1, 2004. The officer received the final $100,000 in such retention payments during the first quarter of 2005.

REFAC
NOTES TO CONDENSED COSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In 1996, the officer exercised options previously granted under the Company’s 1990 Stock Option Plan to purchase 100,000 shares of Old Refac Common Stock. In connection with such exercise, the Company provided the officer with a loan of $375,000 (which was reduced to $365,000 after the officer paid back $10,000). The note, as modified in March 2002, bears interest at the rate of 6% per annum and is payable in ten (10) equal annual installments commencing on December 31, 2004. As of March 31, 2005, the note was current and the principal balance was $337,000.

The Company is also party to an employment agreement with its Senior Vice President and Chief Financial Officer. The officer’s current employment agreement became effective as of April 1, 2005 and has a term ending on December 31, 2006. During the term, the officer is entitled to an annual base salary of $200,000. Concurrent with the execution of the agreement, the officer received an option to purchase 50,000 shares of the Company’s common stock, of which one-third vested on the date of grant. The balance of two-thirds will vest as follows: one-third on April 1, 2006 and one-third on April 1, 2007.Under his prior employment agreement, upon completion of the Palisade Merger, the officer received a signing bonus of $314,000. In addition, he is entitled to the payment of incentive compensation equal to an aggregate of 4% of “GLDA.” “GLDA” is determined in the same manner as under the President and Chief Executive Officer’s employment agreement.

As of March 31, 2005, the Company estimated that the management incentive compensation payable to these executives could aggregate $1,140,000, inclusive of a $294,000 adjustment in December 2004 that relates to the Company’s receipt of $1,500,000 in February 2005 from the former president of RL, its trademark licensing subsidiary, in payment of its interest in a litigation brought by a former client against Taco Bell (see Note 14).

10. Income Taxes

Tax Refund - During 2004, the Company received a federal income tax refund of $579,000 resulting from carrying back a net operating loss incurred in 2003. During 2003, the Company received federal income tax refunds of $4,254,000 resulting from carrying back a net capital loss incurred in 2002 with respect to its sale of Refac International, Ltd. (“RIL”) and its 2002 net operating loss. Even though the Company has received these tax refund payments, it remains subject to Internal Revenue Service (“IRS”) audit with respect thereto and, should there be an assessment for any amounts determined to have been erroneously refunded, interest would be payable on the amount assessed. Currently, in accordance with a requirement to examine refund claims over $2,000,000, the IRS is reviewing the Company’s tax refunds received in 2003. While the IRS has advised the Company that its review does not constitute an audit, it can change the scope of its review at any time and can initiate an examination on all open tax years. In connection with the pending review and the outcome of any audit that IRS may initiate, the Company has established a reserve of approximately $275,000 as of March 31, 2005. While the Company believes that this reserve is adequate, since the IRS has not completed its review and the statute of limitations has not passed, no assurances can be given as to the sufficiency of this reserve.

REFAC
NOTES TO CONDENSED COSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Income Taxes Receivable - The Company’s income tax receivable as of March 31, 2005 is based upon its ability to carry back a 2001 foreign tax credit for federal income tax purposes to a prior tax year.

Income Tax Provision - For the three months ending March 31, 2005, the Company had income before taxes from continuing operations of $1,335,000 and a tax provision of $453,000 or approximately 34%, which consists entirely of a decrease in deferred tax assets. For the three months ending March 31, 2004, the Company had a loss before taxes from continuing operations of $249,000 and a tax benefit of $75,000 or approximately 30% of such loss. This tax benefit consists of a federal income tax carryforward ($104,000), a decrease in deferred taxes during the period of $16,000 and net state income taxes of $13,000.

As of March 31, 2005, the Company had deferred tax assets relating to the State of New Jersey aggregating $242,000 of which $130,000 is attributable to New Jersey net operating loss carryforwards which can be applied against any New Jersey taxable income the Company might earn during the seven year period after the year in which such carryforward was recognized for tax purposes. Due to the uncertainty surrounding the timing and amounts of future New Jersey taxable income, the Company has estimated that none of its New Jersey related deferred taxes assets will be realized and has established a full valuation allowance. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

As of March 31, 2005, the Company had federal deferred tax assets aggregating $574,000. No valuation allowance has been taken for the Company’s federal deferred tax assets. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

11. Acquisition Search

A.	Asset Management

On January 27, 2004, the Company announced that it would focus its acquisition efforts on opportunities in the asset management sector of the financial services industry. In furtherance thereof, the Company engaged two providers of executive search services to identify opportunities in this segment and to recruit individuals and/or teams within the industry to join the Company and build this business. One agreement provides for the payment of a non-refundable retainer of $300,000, which was amortized over a five month period beginning February 1, 2004, and the other agreement, which was signed on October 11, 2004, provides for a non-refundable retainer of $100,000, which was amortized over a six month period commencing October 1, 2004. In both instances, the retainer is creditable against a success-based fee based upon the first year total cash compensation of the team members recruited.

On March 21, 2005, the Board decided to broaden the scope of the acquisition search to include other industries, and as a result of pending merger discussions, the asset management search is currently on hold. See Note 11.B.

REFAC
NOTES TO CONDENSED COSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

B.	Retail Optical

On April 8, 2005, the Company announced that it has entered into acquisition discussions with two affiliated companies, U.S. Vision and OptiCare. The Board has formed a Special Committee consisting of independent directors to consider, evaluate and negotiate these proposed acquisitions and to make recommendations regarding same to the Board. The Special Committee has engaged a financial advisor to provide investment banking services and to render fairness opinions in connection with these proposed acquisitions.

12. Business and Asset Dispositions

A.	Sale of the Graphic Design Group

In furtherance of its 2002 plan to reposition itself for sale or liquidation, on August 5, 2002, the Company sold certain assets, including certain accounts receivable, furniture and equipment, customer lists and goodwill, subject to certain liabilities, of its Graphic Design Group to a company formed by its president and former owner. The transaction was effective as of August 1, 2002 and the purchase price was $371,000 consisting of a cash payment of $54,000 and a 6% promissory note for $317,000, payable in sixty (60) equal consecutive monthly installments of $6,000 commencing on January 1, 2003. As of March 31, 2005, the note was current and the principal balance was $190,000.

As part of this transaction, the Company also entered into a sublease with the acquiring company for 3,492 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. As of March 31, 2005, the rent for the remaining term of the sublease was $419,000.

B.	Sale of Licensing-Related Assets

On August 19, 2002, RIL sold its Gough licensing property and royalties receivable to Gough Holdings (Engineering), Ltd. (“GHE”) for $450,000, payable in five semi-annual installments, without interest, commencing September 30, 2002. GHE paid the first two installments aggregating $140,000 but asked the Company for an accommodation on the $100,000 third installment which was due on September 30, 2003. The Company agreed to accept payment of $30,000 in cash and GHE’s promissory note for the balance of $70,000. This note was payable in seven (7) equal consecutive monthly installments of $10,000 each, with interest at the rate of 10% per annum, with the first installment becoming due on November 1, 2003. On April 14, 2004, the Company and GHE entered into a discounted payment settlement agreement pursuant to which the Company received $215,000 on April 15, 2004. In connection with this settlement, the Company recorded a loss of $12,000 in the first quarter of 2004.

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

REFAC
NOTES TO CONDENSED COSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

D.	Sale of the Product Design Group

On September 20, 2002, RIL sold its Product Design Group to Product Genesis, LLC (“PG”) for a variable purchase price based upon 2½% of net revenues up to an aggregate of $300,000. Due to the uncertainties of collection of the purchase price, the Company did not allocate any cost basis to this contract right and recorded the $36,000 received in 2003 from PG as income from such discontinued operations. In December 2003, PG notified the Company that it was discontinuing its product design operations and, in January 2004, it advised the Company that it had entered into an agreement with Factors NY, LLC, a company wholly-owned by a former employee of PG, to purchase the goodwill and certain assets of PG. Pursuant to an agreement, dated February 10, 2004, PG paid the Company the sum of $30,000 in full settlement of the contingent balance of the variable purchase price.

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

On July 6, 2004, PG, through a turnaround consultant, notified the Company that due to extreme financial hardship, neither PG nor its affiliated companies, Product Genesis, Inc. (“PG-INC”) and Product Genesis Business Trust (“PGBT”), which had guaranteed PG’s obligations under the sublease, would be able to pay the rent for July 2004, or any further rent or be further bound by the sublease. No further rental payments were made after such notice.

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

On September 30, 2002, the Company completed the transfer of the assets and assumption of the liabilities of its subsidiary, RIL, to the Company, excluding the capital stock of Refac Consumer Products, Inc. (“RCP”), a manufacturer of a line of consumer electronics products, and certain trademarks, patents and a patent application relating to RCP’s business. After such transfer, the Company sold RIL to RCP Products, LLC, a limited liability company established by a former employee, for $50,000 plus a variable purchase price based upon 2½% of the revenues received in excess of $1,000,000 from the sale of its consumer electronics products during the eight year period commencing January 1, 2003, up to a maximum of $150,000 in any given year and a cumulative total of $575,000. Due to the uncertainties of collection of the purchase price, the Company has not allocated any cost basis to this contract right and will record any monies that it may receive from RCP Products, LLC with respect thereto as income from such discontinued operations. As of March 31, 2005, the Company had not received any variable purchase price payments and, based upon information provided by the purchaser, it does not expect to receive any such payments in the future.

REFAC
NOTES TO CONDENSED COSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Leaseholds

In May 1999, the Company relocated its corporate offices and creative studio to newly constructed leased facilities in Edgewater, New Jersey pursuant to a lease that expires on November 16, 2009. In October 2001, the Company subleased a portion of these premises, together with furniture, for an annualized payment of $270,000 through May 2005. This subtenant has informed the Company that it has made arrangements for other space when the sublease terminates and therefore will not be renewing the sublease. Accordingly, the Company is now seeking to find another subtenant for these premises. In connection with the sale of the Company’s Graphic Design Group, the Company also entered into a sublease with the acquiring company for 3,492 square feet of commercial rentable space. The sublease expires in mid-November 2009, which is co-terminus with the Company’s master lease. In connection with the sale of the Company’s Product Design Group, the Company entered into a sublease with the acquiring company for 9,574 square feet of commercial rentable space, which sublease was terminated by mutual agreement on October 5, 2004. See Note 12.D. for more information regarding such settlement. In January 2005, the Company subleased this space to a new tenant under a sublease which extends through October 31, 2009 with rental payments commencing in June 2005. The rent for the entire term of the sublease is $852,000.

In February 2003, the Company and its landlord amended the master lease to reduce the rentable square footage by 9,757 square feet and the aggregate rent payable over the remaining term of the lease by $840,000. Taking this amendment into account, the annual rent due under the lease in 2005 and thereafter is $457,000, subject to a maximum cost of living increase of 2.5% per annum.

From May 1, 2003 through June 18, 2004, the Company occupied approximately 1,185 gross rentable square feet in Fort Lee, New Jersey under a sublease with PCS, an affiliate of PCM, at a monthly rent of $3,000. On June 19, 2004, the Company relocated to new space in the same building encompassing 4,751 gross rentable square feet under a direct lease with the landlord. This lease expires on June 30, 2009 and provides for a five-year renewal option. Under the lease, the Company was required to pay $55,000 toward the construction of the premises. As of March 31, 2005, the base rent for the balance of the initial term aggregated $580,000, subject to escalations for increases in real estate taxes and operating costs.

Based upon a discounted cash flow analysis as of December 31, 2004, the Company determined that the projected leasehold expenses of its leasehold in Edgewater, New Jersey exceed the projected leasehold income by $96,000. Accordingly, the Company recorded a contingent loss, and established a corresponding reserve. The Company updated the analysis as of March 31, 2005 and recorded a contingent loss of $80,000 along with a corresponding increase to the reserve. Such analysis will continue to be updated quarterly as necessary.

REFAC
NOTES TO CONDENSED COSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. Wrench versus Taco Bell Litigation

By Agreement, dated as of January 31, 2002, the Company and Ms. Arlene Scanlan, who was then President of RL, agreed to a termination of her employment agreement and stock options and to a conveyance of her 19% interest in RL to the Company. This termination agreement required Ms. Scanlan to pay the Company 50% of the first $3,000,000 that she received relating to a certain lawsuit brought by a former licensing client of RL against Taco Bell Corp. On January 27, 2005, the lawsuit was settled and the Company received payment of $1,500,000, representing the Company’s share of the settlement, on February 4, 2005. This amount was recorded as revenue from licensing-related activities in the fiscal quarter ended March 31, 2005.

REFAC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Continuing Operations

Revenues from continuing operations for the three months ended March 31, 2005 were $1,839,000, as compared to revenues of $403,000 for the same period in 2004. Revenues from licensing-related activities increased by $1,457,000 in the first quarter of 2005 primarily due to the non-recurring settlement payment of $1,500,000 relating to a lawsuit brought by a former client of Refac Licensing, Inc. (“RL”) against Taco Bell Corp. offset by a $43,000 decline in revenues relating to the Company’s agreement with Patlex Corporation (“Patlex”). Offsetting the increase in licensing-related revenues was a decline in revenues from related party consulting services of $21,000.

Revenues from continuing operations for the three months are summarized as follows:

	For the Three Months Ended March 31,
Description	2005	2004
Licensing-related activities	98%	84%
Related party consulting services	2%	16%
Total	100%	100%

The Company’s income from its contract with Patlex is variable and is based upon revenues derived by Patlex from the licensing of two laser patents. The larger revenue producing of the two patents licensed by Patlex Corporation is the Gas Discharge Laser Patent (U.S. Patent No. 4,704,583), which expired on November 3, 2004. The other patent is the Brewster’s Angle Patent (U.S. Patent No. 4,746,201) which expires on May 24, 2005. As a result of the expiration of the Gas Discharge Patent and the subsequent expiration of the Brewster’s Angle Patent on May 24, 2005, the Patlex income will be significantly lower in 2005 as compared to 2004 and is not expected to continue in 2006. Other license agreements are expected to provide gross revenues of approximately $220,000 in 2005, after which such gross revenues will decrease significantly.

Expenses from the licensing of intellectual property rights consist principally of amounts paid to licensors at contractually stipulated percentages of the Company’s licensing revenues and, expenses related to the administration of the license rights and related licenses. Expenses related to the licensing of intellectual property rights decreased by $3,000 for the three months ended March 31, 2005.

General and administrative expenses were $131,000 lower in the first quarter of 2005 as compared to 2004. This reduction is primarily the result of decreases in management incentive compensation of $195,000 and executive search firm retainer fees of $68,000 offset by increases in net rent of $86,000 and professional fees of $34,000.

REFAC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Dividend and interest income increased by $94,000 for the three month period ended March 31, 2005 as compared to the previous year primarily as a result of increased interest rates.

Other expenses increased by $80,000 due to an increase in the estimated loss on the Company’s leasehold in Edgewater, New Jersey.

Income Taxes - For the three months ending March 31, 2005, the Company had income before taxes from continuing operations of $1,335,000 and a tax provision of $453,000 or approximately 34%, which consists entirely of a decrease in deferred tax assets. For the three months ending March 31, 2004, the Company had a loss before taxes from continuing operations of $249,000 and a tax benefit of $75,000 or approximately 30% of such loss. This tax benefit consists of a federal income tax carryforward ($104,000), a decrease in deferred taxes during the period of $16,000 and net state income taxes of $13,000.

During 2004, the Company received a federal income tax refund of $579,000 resulting from carrying back a net operating loss incurred in 2003. During 2003, the Company received federal income tax refunds of $4,254,000 resulting from carrying back a net capital loss incurred in 2002 with respect to its sale of Refac International, Ltd. (“RIL”) and its 2002 net operating loss. Even though the Company has received these tax refund payments, it remains subject to Internal Revenue Service (“IRS”) audit with respect thereto and, should there be an assessment for any amounts determined to have been erroneously refunded, interest would be payable on the amount assessed. Currently, in accordance with a requirement to examine refund claims over $2,000,000, the IRS is reviewing the Company’s tax refunds received in 2003. While the IRS has advised the Company that its review does not constitute an audit, it can change the scope of its review at any time and can initiate an examination on all open tax years. In connection with the pending review and the outcome of any audit that IRS may initiate, the Company has established a reserve of approximately $275,000 as of March 31, 2005. While the Company believes that this reserve is adequate, since the IRS has not completed its review and the statute of limitations has not passed, no assurances can be given as to the sufficiency of this reserve.

The Company’s income tax receivable of $23,000 as of March 31, 2005 is based upon its ability to carry back its 2001 foreign tax credit for federal income tax purposes to a prior tax year.

As of March 31, 2005, the Company had deferred tax assets relating to the State of New Jersey aggregating $242,000 of which $130,000 is attributable to New Jersey net operating loss carryforwards which can be applied against any New Jersey taxable income the Company might earn during the seven year period after the year in which such carryforward was recognized for tax purposes. Due to the uncertainty surrounding the timing and amounts of future New Jersey taxable income, the Company has estimated that none of its New Jersey related deferred taxes assets will be realized and has established a full valuation allowance. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

REFAC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of March 31, 2005, the Company had federal deferred tax assets aggregating $574,000. No valuation allowance has been taken for the Company’s federal deferred tax assets. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

Results of Discontinued Operations - In furtherance of its 2002 plan to reposition itself for sale or liquidation, the Company sold its Creative Consulting Services and Manufacture and Marketing of Consumer Products groups in the third quarter of 2002. Income from discontinued operations in 2003 was principally attributable to the receipt of variable purchase price payments in connection with the sale of the Company’s Product Design Group.

Liquidity and Capital Resources

The following table sets forth the Company’s cash and cash equivalents, available for sale securities and investments being held to maturity (exclusive of the restricted investments being held to maturity discussed below) as of March 31, 2005 and December 31, 2004:

Description	March 31, 2005	December 31, 2004
Cash and cash equivalents	$625,000	$457,000
Available for sale securities	1,000,000	1,000,000
Investments being held to maturity	30,513,000	29,342,000
Total	$32,138,000	$30,799,000

Operating activities provided $1,360,000 of cash during the three months ended March 31, 2005. The principal source of net cash flows from operating activities during such period was the receipt of a $1,500,000 settlement payment relating to a lawsuit brought by a former client of RL against Taco Bell Corp.

Investing activities used $1,192,000 of cash during the three months ended March 31, 2005 principally for the purchase of investments being held to maturity.

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

REFAC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Pursuant to the Company’s merger agreement (the “Palisade Merger Agreement”) with Palisade, it has restricted $5,452,000 of its investments being held to maturity to maintain the Contingent Fund (as defined in the merger agreement). This amount is being shown as a short-term asset on the balance sheet as the Payment Right is not determinable and payable until after June 30, 2005. This right to sell the shares is limited to stockholders who held their shares at the completion of the Palisade Merger and continue to hold their shares until the amount of liquid distributable assets at June 30, 2005 is determined. Since the Company does not have direct access to stockholder trading information, the Company has not reduced the Contingent Fund. The Contingent Fund will be adjusted if the Company becomes aware of any actual sales of Common Stock issued in connection with the merger. As of March 31, 2005, the price of the Payment Right was estimated to be $8.15 per share and the closing price of Common Stock was $4.12 per share. Any Contingent Fund amounts that are related to Payment Rights that are not properly exercised within ninety days after the date that instructions are mailed will become unrestricted.

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

        The following table represents the Company’s future material, long-term contractual obligations as of March 31, 2005:

Payments Due By Period
Contractual obligations	Total	Less than one year	1 - 3 Years	3 - 5 Years	More than 5 years
Operating lease obligations	$2,805,000	$594,000	$1,227,000	$984,000	-
Management incentive compensation (see Note 9)	$1,140,000	1,140,000	-	-	-

The obligation table above does not reflect income from sublease agreements.

Critical Accounting Policies

Pursuant to the terms of the Palisade Merger, the Company’s projected “Liquid Distributable Assets” (as defined in the Palisade Merger Agreement and referred to herein as “LDA”) is required for the calculation of the Payment Right, and the related Contingent Fund and temporary equity account as well as the management incentive compensation accrual. This calculation of LDA is dependent upon management’s judgments and estimates as to the amount of cash that the Company realizes by June 30, 2005 with respect to certain assets of the Company at the time of the Palisade Merger, the utilization of certain tax attributes and operating results from the time of the Palisade Merger through June 30, 2005. Management continually revises these estimates based on changes in actual results as they occur. LDA is reviewed quarterly and adjusted to reflect any material changes in the estimate. Any changes in LDA will also change the related Payment Right, Contingent Fund and management incentive compensation accrual.

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

Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The new standard will be effective for the Company as of the fiscal year ended December 31, 2006. The Company is still evaluating the impact the adoption of this standard will have on its financial statements.

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

REFAC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

•	the Company’s ability to come to acceptable terms with U.S. Vision and/or OptiCare or, if it does come to terms, that these will prove to be beneficial acquisitions for the Company;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2005, the Company had investments held to maturity including restricted investments held to maturity of $35,965,000 primarily consisting of U.S. treasury bills with original maturities at the date of purchase of six months or less. These highly liquid investments are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Because the Company has the positive intent and ability to hold these investments until maturity, it does not expect any decline in value of its investments caused by market interest rate changes. As of March 31, 2005, the Company also had $1,000,000 in variable cumulative preferred stock from a single issuer with a dividend rate which is determined by an auction method every forty-nine days. Given the nature of this security, the Company does not believe the principal amount of this investment is subject to material risk. Declines in interest rates over time will, however, reduce our interest or dividend income. The Company has no derivative instruments, debt, or foreign operations. It does not use derivative financial instruments in its investment portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended March 31, 2005, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such quarter, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) EXHIBIT INDEX

Exhibit
No.
10.1	Employment Agreement with Robert L. Tuchman, dated April 1, 2005 (filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 6, 2005, and incorporated herein by reference).
10.2	Employment Agreement with Raymond A. Cardonne, Jr., dated April 1, 2005 (filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 6, 2005, and incorporated herein by reference).
10.3	Stock Option Agreement with Robert L. Tuchman, dated April 1, 2005 (filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 6, 2005, and incorporated herein by reference).
10.4	Stock Option Agreement with Raymond A. Cardonne, Jr., dated April 1, 2005 (filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 6, 2005, and incorporated herein by reference).
13.1	Note 1 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is incorporated herein by reference.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification, Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification, Chief Financial Officer.

32.1	Section 1350 Certification, Chief Executive & Chief Financial Officers.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      REFAC

May 11, 2005	/s/ Robert L. Tuchman
Robert L. Tuchman, President and
Chief Executive Officer

May 11, 2005	/s/ Raymond A. Cardonne
Raymond A. Cardonne, Jr., Senior Vice President And Chief Financial Officer
(Principal Financial Officer)