Form 10-Q
period 2005-06-30
REFAC
filed 2005-08-15
CIK 82788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, as of August 12, 2005 was 7,051,393.

REFAC

PART I. FINANCIAL INFORMATION Item 1. Financial Statements REFAC BALANCE SHEETS (Amounts in thousands, except share and per share data)
	June 30, 2005	December 31, 2004
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$948	$457
Royalties and accounts receivable	139	286
Notes receivable - current portion	72	64
Investments being held to maturity	31,131	29,342
Income taxes receivable	-	23
Prepaid expenses, deferred income taxes and other current assets	645	803
Restricted investments being held to maturity	-	5,416
Total current assets	32,935	36,391

Property and equipment - net	655	747
Available for sale securities	-	1,000
Notes receivable	107	141
Deferred income taxes and other assets	128	489
Restricted investments being held to maturity	5,395	-
Total Assets	$39,220	$38,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$732	$685
Deferred revenue	155	142
Deferred incentive compensation	1,253	1,239
Other liabilities	91	89
Total current liabilities	2,231	2,155
Commitments and Contingencies
Temporary Equity	5,395	5,416
Stockholders’ Equity
Common stock, $.001 par value; authorized 20,000,000 shares; issued 7,024,049	7	7
Additional paid-in capital	22,464	22,238
Unearned compensation	(97)	-
Retained earnings	9,716	9,448
Treasury stock, at cost, 22,656 shares of common stock, $.001 par value	(159)	(159)
Receivable from issuance of common stock	(337)	(337)
Total stockholders’ equity	31,594	31,197
Total Liabilities and Stockholders’ Equity	$39,220	$38,768
See accompanying Notes to the condensed financial statements (unaudited).

REFAC STATEMENTS OF OPERATIONS (Amounts in thousands, except share and per share data) (UNAUDITED)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues
Licensing-related activities	$173	$461	$1,968	$799
Related party consulting services	16	30	60	95
Total revenues	189	491	2,028	894

Costs and Expenses
Licensing-related activities	33	30	61	61
General and administrative expenses	1,142	632	1,730	1,351
Total costs and expenses	1,175	662	1,791	1,412

Other Income and Expenses
Dividend and interest income	260	98	452	196
Other expense	(25)	-	(105)	-
Total other income and expenses	235	98	347	196

Income (loss) before provision (benefit) for taxes	(751)	(73)	584	(322)
Provision (benefit) for taxes on income (loss)	(137)	(34)	316	(109)

Net income (loss) from continuing operations	(614)	(39)	268	(213)
Income from discontinued operations - net of taxes	-	-	-	5
Net income (loss)	$(614)	$(39)	$268	$(208)

Basic and diluted income (loss) per share:
From continuing operations	$(0.09)	$(0.01)	$0.04	$(0.03)
From discontinued operations	-	-	-	-
Net income (loss)	$(0.09)	$(0.01)	$0.04	$(0.03)

Basic weighted average shares outstanding	6,995,547	6,993,393	6,994,476	6,990,811
Diluted weighted average shares outstanding	6,995,547	6,993,393	7,070,568	6,990,811

See accompanying Notes to the condensed financial statements (unaudited).

REFAC
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(UNAUDITED)
	Six Months Ended June 30,
	2005	2004

Cash Flows from (used in) Operating Activities	$1,144	$(369)

Cash Flows from Investing Activities
Notes receivable	26	257
Proceeds from investments being held to maturity	36,460	33,504
Purchase of investments being held to maturity	(37,229)	(33,515)
Purchase of fixed assets	(10)	(126)
Net cash provided by (used in) investing activities	(753)	120

Cash Flows from Financing Activities
Proceeds from exercise of stock options	100	144
Net cash provided by financing activities	100	144

Net increase (decrease) in cash and cash equivalents	491	(105)

Cash and cash equivalents at beginning of period	457	799
Cash and cash equivalents at end of period	$948	$694

See accompanying Notes to the condensed financial statements (unaudited).

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three (3) and six (6) month periods ended June 30 2005 are not indicative of the results that may be expected for the year ended December 31, 2005.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2004.

2.  From January 27, 2004 to March 21, 2005, the Company focused its acquisition efforts on opportunities in the asset management sector of the financial services industry (see Note 12A). On March 21, 2005, the Company’s Board of Directors (the “Board”) decided to broaden the scope of the acquisition search to include other industries and, on April 8, 2005, the Company announced that it had entered into acquisition discussions with two affiliated companies, U.S. Vision, Inc. (“U.S. Vision”), which operates 515 retail optical locations in 47 states and Canada, consisting of 504 licensed departments and 11 freestanding stores, and OptiCare Health Systems, Inc. (“OptiCare”), which operates 18 retail optical centers in the State of Connecticut and is a managed vision care provider in the United States. Refac, U.S. Vision and OptiCare are all controlled by Palisade Concentrated Equity Partnership, L.P. (“Palisade”), which, as of June 30, 2005, owns approximately 89% of Refac’s outstanding common stock, 88% of U.S. Vision’s outstanding common stock and 84% of OptiCare’s outstanding common stock (on a fully diluted basis). See Note 12B. In view of the costs associated with the Company’s acquisition plans, the uncertainty as to when, and if, an acquisition will be completed, the non-recurring nature of the settlement payment relating to a lawsuit brought by a former client of Refac Licensing, Inc. (“RL”) against Taco Bell Corp. (see Note 15), and the material reduction in, and eventual termination of, income from the Company’s contract with Patlex Corporation, the results for the six month period ended June 30, 2005 cannot be considered indicative of the results to be expected for the entire year.

3.  On March 22, 2002, the Company announced that it was repositioning itself for sale or liquidation. Since that date, the Company has disposed of its operating segments with the exception of its licensing business and it has limited the operations of that segment to managing certain existing license agreements and related contracts. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Creative Consulting Services and Manufacture and Marketing of Consumer Products groups are included in the statement of operations as discontinued operations, net of taxes, as they have been sold pursuant to the Company’s repositioning.

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

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

5.  On August 19, 2002, the Company entered into a merger agreement with Palisade, which provided for the merger (the “Palisade Merger”) of a Palisade subsidiary with the Company. On February 28, 2003, the Company’s shareholders adopted the merger agreement, as amended (the “Palisade Merger Agreement”) and the Palisade Merger was consummated. Under the terms of the Palisade Merger, for each share of the Company’s common stock, par value $.10 per share (“Old Refac Common Stock”), owned immediately prior to the effective time of the merger, stockholders (other than Palisade and stockholders who properly exercised appraisal rights) received or are expected to receive (i) $3.60 in cash, (ii) 0.2 shares of common stock, par value $.001 per share (“Common Stock”), and (iii) the non-transferable right (the “Payment Right”) to sell the shares of the Common Stock to the Company for a price (the “Payment Amount”) which is dependent upon the Company’s liquid distributable assets (“LDA”) as of June 30, 2005. Such calculation has been made and finalized at $8.29 per share. This right to sell the shares is non-transferable and is limited to stockholders who held their shares continuously from the date of the Palisade Merger through August 8, 2005, the date that the LDA calculation was finalized.

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

As the Payment Right represents a non-transferable right of stockholders to sell to the Company their shares of Common Stock received in the Palisade Merger for cash, the estimated Payment Amount ($8.29 per share) has been reflected on the balance sheet as temporary equity with a similar amount reducing additional paid-in capital. Subsequent changes in the estimated number of shares still having this Payment Right will be computed on a quarterly basis through September 30, 2006. Based upon same, the Company will increase or decrease the temporary equity amount with an offsetting increase or decrease in additional paid-in capital.

Pursuant to the Palisade Merger Agreement, the Company has restricted a portion of its investments being held to maturity to maintain the Contingent Fund (as defined in the Palisade Merger Agreement) reserved to pay the Payment Amount.  As of June 30, 2005, this amount is being shown as a long-term asset on the balance sheet as the Company has extended the exercise period for the Payment Right until September 30, 2006.

The Company has completed the LDA calculation and expects to mail instructions on the exercise of the Payment Right by the end of August 2005. Any Contingent Fund amounts that are related to Payment Rights that are not properly exercised on or before September 30, 2006 will become unrestricted.

6.  The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25. Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans are granted with an exercise price at least equal to the fair market value on the date of the grant. The following table presents the effect on the Company’s net earnings and earnings per share for the three and six month periods ended June 30, 2005 and 2004 had it adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.”

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2005	2004	2005	2004
Net income (loss), as reported	$(614,000)	$(39,000)	$268,000	$(208,000)
Less: Total stock-based employee compensation expense determined under fair value based on methods for awards granted, modified, or settled, net of related tax effect	(154,000)	(42,000)	(172,000)	(67,000)
Proforma net income (loss)	$(768,000)	$(81,000)	$96,000	$(275,000)
Income (loss) per share, as reported
Basic	$(0.09)	$(0.01)	$0.04	$(0.03)
Diluted	$(0.09)	$(0.01)	$0.04	$(0.03)
Proforma income (loss) per share
Basic	$(0.11)	$(0.01)	$0.01	$(0.04)
Diluted	$(0.11)	$(0.01)	$0.01	$(0.04)

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model.

7.  The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, “Earnings Per Share.”

	Three Months Ended June 30,		Six Months Ended June 30,
Description	2005	2004	2005	2004
Basic shares	6,995,547	6,993,393	6,994,476	6,990,811
Dilution: stock options and warrants	-	-	76,092	-
Diluted shares	6,995,547	6,993,393	7,070,568	6,990,811
Income (loss) from continuing operations	$(614,000)	$(39,000)	$268,000	$(213,000)
Basic loss	$(0.09)	$(0.01)	$0.04	$(0.03)
Diluted loss	$(0.09)	$(0.01)	$0.04	$(0.03)

There were approximately 17,952 options excluded from the earnings per share computation for the three month periods ended June 30, 2005 since their effect would be anti-dilutive. There were approximately 3,801 and 4,533 options excluded from the earnings per share computation for the three and six month periods ended June 30, 2004, respectively, since their effect would be anti-dilutive.

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

8.  Related Party Transactions

Palisade Capital Management, L.L.C. (“PCM”), the investment manager for Palisade, on behalf of itself and/or portfolio companies of funds that it manages, had requested, from time to time, that the Company provide certain consulting services. In consideration for these services, PCM paid the Company a basic monthly retainer of $5,000 subject to quarterly adjustment, by mutual agreement, at the end of each calendar quarter to reflect the services rendered during such quarter. Under this arrangement, the Company earned $21,000 with respect to services rendered during the quarter ended March 31, 2005.

Pursuant to employment agreements entered into on April 1, 2005, each of the Company’s Chief Executive Officer and Chief Financial Officer may enter into separate arrangements for his own account with Palisade and/or any of its affiliated companies that are engaged in private equity or investment management pursuant to which he may become a member, partner, officer, director or stockholder of such entity or may provide consulting or professional services thereto provided that such activities do not materially interfere with the regular performance of his duties and responsibilities under such employment agreement. Given this new arrangement, the Company did not provide any services to PCM in the quarter ended June 30, 2005 and does not expect to do so in the future unless such services can be rendered by employees other than such officers.

Since February 2004, the Company has provided consulting services directly to Neurologix, Inc., a public company in which PCM beneficially owns approximately 26% of the outstanding capital stock, at a basic monthly retainer of $5,000 subject to quarterly adjustment, by mutual agreement, at the end of each calendar quarter to reflect the services rendered during such quarter. Under this arrangement, the Company earned $16,000 and $39,000 with respect to services rendered during the three and six month periods ended June 30, 2005. The Company is transitioning out of this consulting arrangement and does not expect to receive consulting income after July 2005.

Other related party transactions include management indebtedness (see Note 9) and maintenance of brokerage accounts at Palisade Capital Securities (“PCS”), an affiliate of Palisade and PCM, for the Company’s marketable securities (principally, U.S. treasury bills being held to maturity).

9.  Employment Agreements and Incentive Compensation

On June 20, 2005, the Company hired a new President and Chief Operating Officer under an employment agreement that has an initial term of two years but will be automatically renewed unless terminated by either party. Under the agreement, the officer will be paid a base salary of $350,000 and will be eligible to earn a target annual bonus in an amount equal to 50% of his base salary with the opportunity for an additional payment if targets are exceeded. A portion of any annual bonus may be paid in the form of equity, as determined by the Board of Directors in its sole discretion. The officer received a signing bonus equal to $7,000 and is entitled to reimbursement of relocation costs up to a maximum of $75,000. Concurrent with the execution of the agreement, the officer received options to purchase 150,000 shares of the Company’s common stock with an exercise price of $4.92 per share, which was equal to the fair market value of the underlying stock on the date of grant, with one-third vesting on the date of grant. The balance of two-thirds will vest as follows: one-third on June 20, 2006 and one-third on June 20, 2007.

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The Company is party to an employment agreement with its Chief Executive Officer, which became effective as of April 1, 2005 and has a term ending on December 31, 2006. During the term, the officer is entitled to an annual base salary of $325,000 and the Company, in its sole discretion, may pay him additional incentive compensation in cash and/or equity upon the achievement of certain performance goals. Concurrent with the execution of the agreement, the officer received an option to purchase 100,000 shares of the Company’s common stock at $4.12 per share, which was equal to the fair market value of the underlying stock on the date of grant, with one-third vesting on the date of grant. The balance of two-thirds will vest as follows: one-third on April 1, 2006 and one-third on April 1, 2007.

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

In addition, he is entitled to incentive compensation equal to an aggregate of 16% of “GLDA”. “GLDA” is defined in the employment agreement as the sum of the following:

•	the LDA of the Company as of June 30, 2005, as calculated under the Palisade Merger Agreement, plus
•
the signing bonus, retention and incentive compensation payments paid or payable to him and the signing bonus and incentive compensation payments paid or payable to the Company’s Vice President as a result of the Palisade Merger, less

•	the sum of $17,844,000.

               In 1996, the officer exercised options previously granted under the Company’s 1990 Stock Option Plan to purchase 100,000 shares of Old Refac Common Stock. In connection with such exercise, the Company provided the officer with a loan of $375,000 (which was reduced to $365,000 after the officer paid back $10,000). The note, as modified in March 2002, bears interest at the rate of 6% per annum and is payable in ten (10) equal annual installments commencing on December 31, 2004. As of June 30, 2005, the note was current and the principal balance was $337,000.

The Company is also party to an employment agreement with its Senior Vice President and Chief Financial Officer. The officer’s current employment agreement became effective as of April 1, 2005 and has a term ending on December 31, 2006. During the term, the officer is entitled to an annual base salary of $200,000 and the Company, in its sole discretion, may pay him additional incentive compensation in cash and/or equity upon the achievement of certain performance goals. Concurrent with the execution of the agreement, the officer received a options to purchase 50,000 shares of the Company’s common stock with an exercise price of $4.12 per share, which was equal to the fair market value of the underlying stock on the date of grant, with one-third vesting on the date of grant. The balance of two-thirds will vest as follows: one-third on April 1, 2006 and one-third on April 1, 2007. Under his prior employment agreement, upon completion of the Palisade Merger, the officer received a signing bonus of $314,000. In addition, he is entitled to the payment of incentive compensation equal to an aggregate of 4% of “GLDA.”“GLDA” is determined in the same manner as under the Chief Executive Officer’s employment agreement.

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2005, the Company estimated that the management incentive compensation payable to these executives could aggregate $1,253,000, inclusive of a $294,000 adjustment in December 2004 that related to the Company’s receipt of $1,500,000 in February 2005 from the former president of RL in payment of the Company’s interest in a litigation brought by a former client against Taco Bell (see Note 15) and $113,000 in June 2005 to reflect the final adjustments to the calculation of the LDA.

10.  Consulting Agreement

On June 20, 2005, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Cole Limited, Inc. (“CL”), a consulting firm headed by Jeffrey A. Cole. The Consulting Agreement has a term of one year starting June 1, 2005. The Consulting Agreement provides that CL will serve as an independent contractor and will advise the Company on its optical interests and the operations of its subsidiaries and divisions, including developing a strategic plan, assisting on acquisition opportunities, assisting in financing and advising on corporate and retail operations. Except for the right to continue to provide consulting services to or on behalf of HAL International N.V., Pearle Europe, B.V., GrandVision Group or any of their affiliated entities, the services under the Consulting Agreement will generally be provided on an exclusive basis to the Company and all such services shall be exclusively rendered by Mr. Cole. Mr. Cole will be required to devote such time as is reasonably necessary to perform the services contemplated by the Consulting Agreement, which time shall be no more than 5 days per calendar month.

The Consulting Agreement provides that CL will receive annual compensation of $100,000, payable in equal monthly installments, plus reimbursement for certain reasonable expenses. Concurrently with the execution of the Consulting Agreement, CL received options to purchase 50,000 shares of the Company’s common stock with an exercise price of $4.92, the fair market value on the date of grant. One third of such options vested upon the date of grant, and one-third will vest on each of October 1, 2005 and February 1, 2006. The Company also presently intends to include Cole as a nominee to the Board at the next annual meeting of stockholders.

In addition, on June 20, 2005, the Company and CL entered into a stock purchase agreement whereby CL agreed to purchase 50,000 shares of the Company’s common stock at a price of $4.92 per share in a private placement transaction. The stock purchase was completed on July 19, 2005.

11.  Income Taxes

Tax Refund - During 2004, the Company received a federal income tax refund of $579,000 resulting from carrying back a net operating loss incurred in 2003. During 2003, the Company received federal income tax refunds of $4,254,000 resulting from carrying back a net capital loss incurred in 2002 with respect to its sale of Refac International, Ltd. (“RIL”) and its 2002 net operating loss. In accordance with a requirement to examine refund claims over $2,000,000, the IRS reviewed the Company’s tax returns for tax years 1997 through 2003. This examination was concluded in June 2005 with the Company and IRS agreeing to a net payment of $121,000, plus interest. After taking into account this agreement, the Company had an excess of $43,000 in its reserve for the examination which it credited to tax expense as of June 30, 2005. While the Company believes this matter is now closed, these tax refund payments do remain subject to IRS audit until the statute of limitations has passed.

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Income Tax Provision - At the end of each interim reporting period, the Company makes an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. Income taxes have been included in the accompanying financial statements for the six months ending June 30, 2005 on the basis of an estimated annual effective rate of 54%. The tax rate differs from the 34% statutory federal corporate income tax rate primarily as a result of merger related expenses that were deducted for financial reporting purposes but are not deductible for federal income tax purposes offset by the reversal of the balance in a reserve that had been established in a prior period with respect to a tax examination that was concluded in June 2005. For the six months ending June 30, 2004, the Company had a tax benefit of 34% of its loss before taxes from continuing operations.

As of June 30, 2005, the Company had deferred tax assets relating to the State of New Jersey aggregating $255,000 of which $143,000 is attributable to New Jersey net operating loss carryforwards which can be applied against any New Jersey taxable income the Company might earn during the seven year period after the year in which such carryforward was recognized for tax purposes. Due to the uncertainty surrounding the timing and amounts of future New Jersey taxable income, the Company has estimated that none of its New Jersey related deferred taxes assets will be realized and has established a full valuation allowance. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

As of June 30, 2005, the Company had federal deferred tax assets aggregating $573,000. No valuation allowance has been taken for the Company’s federal deferred tax assets. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

12.  Acquisition Search

A.	Asset Management

On January 27, 2004, the Company announced that it would focus its acquisition efforts on opportunities in the asset management sector of the financial services industry. In furtherance thereof, the Company engaged two providers of executive search services to identify opportunities in this segment and to recruit individuals and/or teams within the industry to join the Company and build this business. The Company paid the first provider a non-refundable retainer of $300,000, which was amortized over a five month period beginning February 1, 2004, and the second provider was paid a non-refundable retainer of $100,000, which was amortized over a six month period commencing October 1, 2004.

On March 21, 2005, the Board decided to broaden the scope of the acquisition search to include other industries, and as a result of pending merger discussions, the asset management search has been terminated. See Note 12B.

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

13.  Business and Asset Dispositions

A.	Sale of the Graphic Design Group

In furtherance of its 2002 plan to reposition itself for sale or liquidation, on August 5, 2002, the Company sold certain assets, including certain accounts receivable, furniture and equipment, customer lists and goodwill, subject to certain liabilities, of its Graphic Design Group to DM2, LLC (“DM2”), a company formed by its president and former owner, David Annunziato. The transaction was effective as of August 1, 2002 and the purchase price was $371,000 consisting of a cash payment of $54,000 and a 6% promissory note for $317,000, payable in sixty (60) equal consecutive monthly installments of $6,000 commencing on January 1, 2003. In June 2005, DM2 defaulted on the note and threatened to file for bankruptcy protection. As of June 30, 2005, the unpaid balance on the note was $182,000, including interest and late fees. On August 3, 2005, the Company entered into a settlement agreement with DM2 which provides for the following terms applicable to the promissory note:

(1)	DM2 shall pay Refac $75,000 on or before August 15, 2005 to reduce the principal sum.

(2)
DM2 will issue a new note in the principal amount of $116,000, which will be paid in 48 equal consecutive monthly installments commencing September 15, 2005 of $2,733 each, inclusive of interest at the rate of 6% per annum on the unpaid balance. This note will be jointly and severally guaranteed by David Annunziato and his wife. As a result of the $75,000 principal payment and the issuance of the new promissory note, the note that was outstanding as of June 30, 2005 will be canceled.

(3)	Refac will release its security interest in the DM2’s machinery, equipment, furniture, fixtures, accounts receivables, etc.

As part of the sale to DM2, in August 2002, the Company also entered into a sublease with DM2 for 3,492 square feet of commercial rentable space. The sublease was terminated on June 28, 2005 for non-payment of rent. Per the settlement agreement referenced above, DM2 will:

(1)
vacate the premises and surrender same to the Company on or before August 19, 2005. In the event the premises are not vacated by that date, DM2 will pay a per-diem rental at the current rent due under the sublease for a holdover through September 30, 2005 and thereafter a per-diem rental at 200% of the current rent due under the sublease.

(2)	forfeit the security deposit of $20,000 held by the Company under the sublease which the Company will apply to unpaid rent and damages.

(3)	convey unto the Company all of its right, title and interest in and to all of the furniture and fixtures currently located at the subleased premises, free and clear of any liens or claims.

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

B.	Sale of Licensing-Related Assets

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

The Company also entered into a sublease with PG for 9,574 square feet of commercial rentable space with a termination date of November 15, 2009. On December 22, 2003, by lease amendment, the Company released its security interest in PG’s machinery, equipment, furniture, fixtures and chattel located at the leased premises in consideration of a cash security deposit in the sum of $75,000. PG’s sale of the business referred to in the preceding paragraph did not include this sublease.

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

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

D.	Sale of RIL

On September 30, 2002, the Company completed the transfer of the assets and assumption of the liabilities of its subsidiary, RIL, to the Company, excluding the capital stock of Refac Consumer Products, Inc. (“RCP”), a manufacturer of a line of consumer electronics products, and certain trademarks, patents and a patent application relating to RCP’s business. After such transfer, the Company sold RIL to RCP Products, LLC, a limited liability company established by a former employee, for $50,000 plus a variable purchase price based upon 2½% of the revenues received in excess of $1,000,000 from the sale of its consumer electronics products during the eight year period commencing January 1, 2003, up to a maximum of $150,000 in any given year and a cumulative total of $575,000. Due to the uncertainties of collection of the purchase price, the Company has not allocated any cost basis to this contract right and will record any monies that it may receive from RCP Products, LLC with respect thereto as income from such discontinued operations. As of June 30, 2005, the Company had not received any variable purchase price payments and, based upon information provided by the purchaser, it does not expect to receive any such payments in the future.

14.  Leaseholds

In May 1999, the Company relocated its corporate offices and creative studio to newly constructed leased facilities in Edgewater, New Jersey pursuant to a lease that expires on November 16, 2009. In October 2001, the Company subleased a portion (two units) of these premises, together with furniture, for an annualized payment of $270,000 through May 2005. This subtenant did not renew its sublease and surrendered the premises in May 2005. In May 2005, the Company subleased one unit to a new tenant under a sublease which extends through October 31, 2009 with rental payments commencing in September 2005. The base rent for the initial term of the sublease is $515,000. The Company is currently seeking to find a subtenant for the second unit. In connection with the sale of the Company’s Graphic Design Group, the Company also entered into a sublease with DM2 for 3,492 square feet of commercial rentable space. The sublease was terminated as of June 28, 2005 for non-payment of rent. See Note 13A. In connection with the sale of the Company’s Product Design Group, the Company entered into a sublease with the acquiring company for 9,574 square feet of commercial rentable space, which sublease was terminated by mutual agreement on October 5, 2004. See Note 13D. for more information regarding such settlement. In January 2005, the Company subleased this space to a new tenant under a sublease which extends through October 31, 2009 with rental payments commencing in June 2005. The base rent for the remaining term of the sublease is $796,000.

In February 2003, the Company and its landlord amended the master lease to reduce the rentable square footage by 9,757 square feet and the aggregate rent payable over the remaining term of the lease by $840,000. Taking this amendment into account, the annual rent due under the lease in 2005 and thereafter is $457,000, subject to real estate tax escalations and a maximum cost of living increase of 2.5% per annum.

Based upon a discounted cash flow analysis as of December 31, 2004, the Company determined that the projected expenses of its leasehold in Edgewater, New Jersey exceed the projected income by $96,000. Accordingly, the Company recorded a contingent loss, and established a corresponding reserve. The Company updated the analysis as of March 31, 2005 and June 30, 2005 and recorded contingent losses of $80,000 and $25,000, respectively, along with corresponding increases to the reserve. Such analysis will continue to be updated quarterly during the balance of the term of the leasehold.

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

From May 1, 2003 through June 18, 2004, the Company occupied approximately 1,185 gross rentable square feet in Fort Lee, New Jersey under a sublease with PCS, an affiliate of PCM, at a monthly rent of $3,000. On June 19, 2004, the Company relocated to new space in the same building encompassing 4,751 gross rentable square feet under a direct lease with the landlord. This lease expires on June 30, 2009 and provides for a five-year renewal option. Under the lease, the Company was required to pay $55,000 toward the construction of the premises. As of June 30, 2005, the base rent for the balance of the initial term aggregated $547,000, subject to escalations for increases in real estate taxes and operating costs.

15.  Wrench versus Taco Bell Litigation

By Agreement, dated as of January 31, 2002, the Company and Ms. Arlene Scanlan, who was then President of RL, agreed to a termination of her employment agreement and stock options and to a conveyance of her 19% interest in RL to the Company. This termination agreement required Ms. Scanlan to pay the Company 50% of the first $3,000,000 that she received relating to a certain lawsuit brought by a former licensing client of RL against Taco Bell Corp. On January 27, 2005, the lawsuit was settled and on February 4, 2005 the Company received payment of $1,500,000, representing the Company’s share of the settlement. This amount was recorded as revenue from licensing-related activities in the fiscal quarter ended March 31, 2005.

REFAC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Continuing Operations

Revenues from continuing operations for the three months ended June 30, 2005 were $189,000, as compared to revenues of $491,000 for the same period in 2004. Revenues from licensing-related activities decreased by $288,000 in the second quarter of 2005 primarily due to a $287,000 decline in revenues received from Patlex. Contributing to the decline in revenues from continuing operations was a decrease in related party consulting income of $14,000.

Revenues from continuing operations for the six months ended June 30, 2005 were $2,028,000 as compared to revenues of $894,000 for the same period in 2004. Revenues from licensing-related activities increased by $1,169,000, in the six month period ended June 30, 2005, primarily due to the non-recurring settlement payment of $1,500,000 relating to a lawsuit brought by a former client of Refac Licensing, Inc. (“RL”) against Taco Bell Corp. offset by a $330,000 decline in revenues relating to the Company’s agreement with Patlex Corporation (“Patlex”). Offsetting the increase in licensing-related revenues was a decline in revenues from related party consulting services of $35,000.

Revenues from continuing operations for the three and six months are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2005	2004	2005	2004
Licensing-related activities	92%	94%	97%	89%
Related party consulting services	8%	6%	3%	11%
Total	100%	100%	100%	100%

The Company’s income from its contract with Patlex is variable and is based upon revenues derived by Patlex from the licensing of two laser patents. The larger revenue producing of the two patents licensed by Patlex Corporation is the Gas Discharge Laser Patent (U.S. Patent No. 4,704,583), which expired on November 3, 2004. The other patent is the Brewster’s Angle Patent (U.S. Patent No. 4,746,201) which expired on May 24, 2005. As a result of the patent expirations, the Patlex income will be significantly lower in 2005 as compared to 2004 and is not expected to continue in 2006. Other license agreements are expected to provide gross revenues of approximately $220,000 in 2005, after which such gross revenues will decrease significantly.

Expenses from the licensing of intellectual property rights consist principally of amounts paid to licensors at contractually stipulated percentages of the Company’s related licensing revenues and, expenses related to the administration of the license rights and related licenses. Expenses related to the licensing of intellectual property rights increased by $3,000 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. These expenses were unchanged at $61,000 during the six months ended June 30, 2005. As a percentage of licensing revenues, these expenses were 3.1% and 7.6% for the six months ended June 30, 2005 and 2004, respectively.

REFAC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative expenses were $510,000 higher in the second quarter of 2005 as compared to 2004. This increase is primarily due to costs incurred in connection with the possible acquisition of two affiliated companies of $469,000, an increase in management incentive compensation of $79,000 and a decline in subleasing income, resulting in increased rental expense of $87,000. Such increases were partially offset by decreases in recruitment fee expense of $180,000.

General and administrative expenses increased by $379,000 in the six month period ended June 30, 2005 as compared to the previous year. This increase is primarily due to merger-related costs of $469,000 and a decline in subleasing income, resulting in increased rental expense of $172,000. Such increases were partially offset by decreases in management incentive compensation of $116,000 and recruitment fee expenses of $248,000.

Dividend and interest income increased by $162,000 and $256,000, respectively, for the three and six month periods ended June 30, 2005 as compared to the previous year primarily as a result of increased interest rates.

Other expenses increased by $25,000 and $105,000, respectively, during the three and six month periods ended June 30, 2005 as compared to the previous year due to an increase in the estimated loss on the Company’s leasehold in Edgewater, New Jersey.

Income Taxes - At the end of each interim reporting period, the Company makes an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. Income taxes have been included in the accompanying financial statements for the six months ending June 30, 2005 on the basis of an estimated annual effective rate of 54%. The tax rate differs from the 34% statutory federal corporate income tax rate primarily as a result of merger related expenses that were deducted for financial reporting purposes but are not deductible for federal income tax purposes offset by the balance in a reserve that had been established in a prior period with respect to a tax examination that was concluded in June 2005.  For the six months ending June 30, 2004 the Company had a tax benefit of 34% of its loss before taxes from continuing operations.

During 2004, the Company received a federal income tax refund of $579,000 resulting from carrying back a net operating loss incurred in 2003. During 2003, the Company received federal income tax refunds of $4,254,000 resulting from carrying back a net capital loss incurred in 2002 with respect to its sale of Refac International, Ltd. (“RIL”) and its 2002 net operating loss. In accordance with a requirement to examine refund claims over $2,000,000, the IRS reviewed the Company’s tax returns for tax years 1997 through 2003. This examination was concluded in June 2005 with the Company and IRS agreeing to a net payment of $121,000, plus interest. After taking into account this agreement, the Company had an excess of $43,000 in its reserve for the examination which it credited to tax expense as of June 30, 2005. While the Company believes this matter is now closed, these tax refund payments do remain subject to IRS audit until the statute of limitations has passed.

As of June 30, 2005, the Company had deferred tax assets relating to the State of New Jersey aggregating $255,000 of which $143,000 is attributable to New Jersey net operating loss carryforwards which can be applied against any New Jersey taxable income the Company might earn during the seven year period after the year in which such carryforward was recognized for tax purposes. Due to the uncertainty surrounding the timing and amounts of future New Jersey taxable income, the Company has estimated that none of its New Jersey related deferred taxes assets will be realized and has established a full valuation allowance. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

REFAC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2005, the Company had federal deferred tax assets aggregating $573,000. No valuation allowance has been taken for the Company’s federal deferred tax assets. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

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

Liquidity and Capital Resources

The following table sets forth the Company’s cash and cash equivalents, available for sale securities and investments being held to maturity (exclusive of the restricted investments being held to maturity discussed below) as of June 30, 2005 and December 31, 2004:

Description	June 30, 2005	December 31, 2004
Cash and cash equivalents	$948,000	$457,000
Available for sale securities	-	1,000,000
Investments being held to maturity	31,131,000	29,342,000
Total	$32,079,000	$30,799,000

Operating activities provided $1,144,000 of cash during the six months ended June 30, 2005. The principal source of net cash flows from operating activities during such period was the receipt of a $1,500,000 settlement payment relating to a lawsuit brought by a former client of RL against Taco Bell Corp.

Investing activities used $753,000 of cash during the six months ended June 30, 2005 principally for the purchase of investments being held to maturity.

Financing activities provided $100,000 from the exercise of stock options.

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

REFAC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2005, the Company’s portfolio of investments being held to maturity consists of U.S. Treasury Notes bought with an original maturity of six months or less. The portfolio is invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in support of the Company’s acquisition plans.

Pursuant to the Company’s merger agreement (the “Palisade Merger Agreement”), dated as of August 19, 2002, as amended, with Palisade, it has restricted $5,395,000 of its investments being held to maturity to maintain the Contingent Fund (as defined in the merger agreement). As of June 30, 2005, this amount is being shown as a long-term asset on the balance sheet as the Company has extended the exercise period for the Payment Right to September 30, 2006. This right to sell the shares is non-transferable and is limited to stockholders who held their shares continuously from the date of the Palisade merger through August 8, 2005, the date that the LDA calculation was finalized. Since the Company does not have direct access to stockholder trading information, the Company has not reduced the Contingent Fund based upon a trading estimate. The Contingent Fund will be adjusted if the Company becomes aware of any actual sales of Common Stock issued in connection with the merger. The final calculation of the Payment Right has been made and finalized at $8.29 per share. As of August 12, 2005, the closing price of the Company’s Common Stock was $6.45 per share. Any Contingent Fund amounts that are related to Payment Rights that are not properly exercised on or before September 30, 2006 will become unrestricted.

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

The following table represents the Company’s future material, long-term contractual obligations as of June 30, 2005:

	Payments Due By Period
Contractual Obligations	Total	Less than one year	1 - 3 Years	3 - 5 Years	More than 5 years
Operating lease Obligations	$2,662,000	$597,000	$1,237,000	$828,000	-
Management Incentive Compensation (see Note 9)	$1,253,000	1,253,000	-	-	-

The obligation table above does not reflect income from sublease agreements.

REFAC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

As a result of the terms of the Palisade Merger, a projection of the Company’s projected “Liquid Distributable Assets” (as defined in the Palisade Merger Agreement and referred to herein as “LDA”) has been required for the calculation of the Payment Right, and the related Contingent Fund and temporary equity account as well as the management incentive compensation accrual. The calculation of the final LDA has been completed and the related Payment Right, Contingent Fund and management incentive compensation accrual have been updated to reflect the final calculation.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“FAS 154”). FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of FAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of FAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) - Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on the fair value of the instruments issued. As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

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

REFAC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This document includes certain statements of the Company that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact. When used in this document, the words “expects,”“anticipates,”“estimates,”“plans,”“intends,”“projects,”“predicts,”“believes,”“may” or “should,” and similar expressions, are intended to identify forward-looking statements. These statements reflect the current view of the Company’s management with respect to future events and are subject to numerous risks, uncertainties, and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among other things:

•	the Company’s ability to come to acceptable terms with U.S. Vision and/or OptiCare or, if it does come to terms, that these will prove to be beneficial acquisitions for the Company;
•	the ability of the Company to sublease the unoccupied portion of its Edgewater, New Jersey premises;
•	changes in the interest rate environment;
•	general economic conditions may be less favorable than expected; and
•	changes may occur in the securities markets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2005, the Company had investments held to maturity including restricted investments held to maturity of $36,526,000 primarily consisting of U.S. treasury bills with original maturities at the date of purchase of six months or less. These highly liquid investments are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Because the Company has the intent and ability to hold these investments until maturity, it does not expect any decline in value of its investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. The Company has no derivative instruments, debt, or foreign operations. It does not use derivative financial instruments in its investment portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended June 30, 2005, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such quarter, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit
No.
3.1	Amended and Restated By-laws of REFAC, adopted June 20, 2005 (filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 6, 2005, and incorporated herein by reference).
10.1	Employment Agreement with Robert L. Tuchman, dated April 1, 2005 (filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 6, 2005, and incorporated herein by reference).
10.2	Employment Agreement with Raymond A. Cardonne, Jr., dated April 1, 2005 (filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 6, 2005, and incorporated herein by reference).
10.3	Stock Option Agreement with Robert L. Tuchman, dated April 1, 2005 (filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 6, 2005, and incorporated herein by reference).
10.4	Stock Option Agreement with Raymond A. Cardonne, Jr., dated April 1, 2005 (filed as an exhibit to the Company’s Current Report on Form 8-K, dated April 6, 2005, and incorporated herein by reference).
10.5	Employment Agreement with J. David Pierson, dated June 20, 2005 (filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 24, 2005, and incorporated herein by reference).
10.6	Stock Option Agreement with J. David Pierson, dated June 20, 2005 (filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 24, 2005, and incorporated herein by reference).
10.7	Consulting Agreement with Cole Limited, Inc., dated June 20, 2005 (filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 24, 2005, and incorporated herein by reference).
10.8	Stock Option Agreement with Cole Limited, Inc., dated June 20, 2005 (filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 24, 2005, and incorporated herein by reference).
10.9	Stock Purchase Agreement with Cole Limited, Inc., dated June 20, 2005 (filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 24, 2005, and incorporated herein by reference).
13.1	Note 1 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 is incorporated herein by reference.
31.1	Rule 13a-14(a)/15(d)-14(a) Certification, Chief Executive Officer.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification, Chief Financial Officer.
32.1	Section 1350 Certification, Chief Executive & Chief Financial Officers.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REFAC

August 15, 2005	/s/ Robert L. Tuchman
Robert L. Tuchman, Chief Executive Officer

August 15, 2005	/s/ Raymond A. Cardonne, Jr.
Raymond A. Cardonne, Jr., Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)