Form 10-Q
period 2005-09-30
REFAC
filed 2005-11-14
CIK 82788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005

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

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, as of November 11, 2005 was 7,008,682.

REFAC

INDEX

REFAC BALANCE SHEETS (Amounts in thousands, except share and per share data)
	September 30, 2005	December 31, 2004
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$1,089	$457
Royalties and accounts receivable	296	286
Notes receivable - current portion	29	64
Investments being held to maturity	28,875	29,342
Income taxes receivable	-	23
Prepaid expenses and other current assets	502	803
Restricted cash and investments being held to maturity	5,260	5,416
Total current assets	36,051	36,391

Property and equipment - net	610	747
Available for sale securities	-	1,000
Notes receivable	1,085	141
Deferred income taxes and other assets	462	489
Total Assets	$38,208	$38,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$908	$685
Deferred revenue	81	142
Deferred incentive compensation	421	1,239
Other liabilities	92	89
Total current liabilities	1,502	2,155

Temporary Equity	5,260	5,416
Stockholders’ Equity
Common stock, $.001 par value; authorized 20,000,000 shares; issued 7,074,049 as of September 30, 2005 and 7,016,049 as of December 31, 2004	7	7
Additional paid-in capital	22,955	22,238
Unearned compensation	(135)	-
Retained earnings	9,262	9,448
Treasury stock, $.001 par value; at cost; 38,986 shares of common stock as of September 30, 2005 and 22,656 as of December 31, 2004	(306)	(159)
Receivable from issuance of common stock	(337)	(337)
Total stockholders’ equity	31,446	31,197
Total Liabilities and Stockholders’ Equity	$38,208	$38,768

See accompanying Notes to the condensed financial statements (unaudited).

REFAC STATEMENTS OF OPERATIONS (Amounts in thousands, except share and per share data) (UNAUDITED)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues
Licensing-related activities	$321	$469	$2,289	$1,268
Related party consulting services	5	50	65	145
Total revenues	326	519	2,354	1,413

Costs and Expenses
Licensing-related activities	29	31	90	92
General and administrative expenses	1,068	409	2,798	1,760
Total costs and expenses	1,097	440	2,888	1,852

Other Income and Expenses
Dividend and interest income	294	108	746	304
Other expense	(74)	-	(179)	-
Total other income and expenses	220	108	567	304

Income (loss) before provision or benefit for taxes	(551)	187	33	(135)
Provision (benefit) for taxes on income (loss)	(97)	61	219	(48)

Net income (loss) from continuing operations	(454)	126	(186)	(87)
Income from discontinued operations - net of taxes	-	5	-	10
Net income (loss)	$(454)	$131	$(186)	$(77)

Basic and diluted income (loss) per share:
From continuing operations	$(0.06)	$0.02	$(0.03)	$(0.01)
From discontinued operations	-	0.00	-	0.00
Net income (loss)	$(0.06)	$0.02	$(0.03)	$(0.01)

Basic weighted average shares outstanding	7,039,399	6,993,393	7,009,615	6,991,678
Diluted weighted average shares outstanding	7,039,399	6,996,963	7,009,615	6,991,678

See accompanying Notes to the condensed financial statements (unaudited).

REFAC
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(UNAUDITED)
	Nine Months Ended September 30,
	2005	2004

Cash Flows from Operating Activities	$(270)	$(321)

Cash Flows from Investing Activities
Issuance of notes receivable	(1,000)	-
Repayment of notes receivable	91	274
Proceeds from investments being held to maturity	61,580	60,955
Purchase of investments being held to maturity	(59,957)	(46,434)
Purchase of fixed assets	(10)	(141)
Net cash provided by (used in) investing activities	704	14,654

Cash Flows from Financing Activities
Purchase of treasury stock pursuant to Payment Rights	(147)	-
Proceeds from stock purchase	246	-
Proceeds from exercise of stock options	99	144
Net cash provided by financing activities	198	144

Net increase (decrease) in cash and cash equivalents	632	14,477

Cash and cash equivalents at beginning of period	457	799
Cash and cash equivalents at end of period	$1,089	$15,276

See accompanying Notes to the condensed financial statements (unaudited).

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three (3) and nine (9) month periods ended September 30, 2005 are not indicative of the results that may be expected for the year ended December 31, 2005.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2004.

2.  From January 27, 2004 to March 21, 2005, the Company focused its acquisition efforts on opportunities in the asset management sector of the financial services industry (see Note 12A). On March 21, 2005, the Company’s Board of Directors (the “Board”) decided to broaden the scope of the acquisition search to include other industries and, on April 8, 2005, the Company announced that it had entered into acquisition discussions with two affiliated companies, U.S. Vision, Inc. (“U.S. Vision”), which operates 523 retail optical locations in 47 states and Canada, consisting of 512 licensed departments and 11 freestanding stores, and OptiCare Health Systems, Inc. (“OptiCare”), which operates 18 retail optical centers in the State of Connecticut and is a managed vision care provider in the United States. Refac, U.S. Vision and OptiCare are all controlled by Palisade Concentrated Equity Partnership, L.P. (“Palisade”), which, as of September 30, 2005, owned approximately 89% of Refac’s outstanding common stock, 88% of U.S. Vision’s outstanding common stock and 84% of OptiCare’s outstanding common stock (on a fully diluted basis). On August 22, 2005, Refac signed merger agreements with U.S. Vision, Inc. and OptiCare Health Systems, Inc. (see Note 12B). In view of the costs associated with the Company’s acquisition plans, the uncertainty as to when, and if, an acquisition will be completed, the non-recurring nature of the settlement payment relating to a lawsuit brought by a former client of Refac Licensing, Inc. (“RL”) against Taco Bell Corp. (see Note 15), and the expected termination of, income from the Company’s contract with Patlex Corporation, the results for the nine month period ended September 30, 2005 cannot be considered indicative of the results to be expected for the entire year.

3.  As a result of a corporate repositioning, during 2002, the Company disposed of its then operating segments with the exception of its licensing business and it has limited the operations of that segment to managing certain existing license agreements and related contracts. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Creative Consulting Services and Manufacture and Marketing of Consumer Products groups are included in the statement of operations as discontinued operations, net of taxes, as they have been sold pursuant to the Company’s repositioning.

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

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

5.  On August 19, 2002, the Company entered into a merger agreement with Palisade, which provided for the merger (the “Palisade Merger”) of a Palisade subsidiary with the Company. On February 28, 2003, the Company’s shareholders adopted the merger agreement, as amended (the “Palisade Merger Agreement”) and the Palisade Merger was consummated. Under the terms of the Palisade Merger, for each share of the Company’s common stock, par value $.10 per share (“Old Refac Common Stock”), owned immediately prior to the effective time of the merger, stockholders (other than Palisade and stockholders who properly exercised appraisal rights) received or are expected to receive (i) $3.60 in cash, (ii) 0.2 shares of common stock, par value $.001 per share (“Common Stock”), and (iii) the non-transferable right (the “Payment Right”) to sell the shares of the Common Stock to the Company for a price (the “Payment Amount”) which is dependent upon the Company’s liquid distributable assets (“LDA”) as of June 30, 2005. Such calculation has been made and finalized at $8.29 per share. This right to sell the shares is non-transferable and is limited to stockholders who held their shares continuously from the date of the Palisade Merger through August 8, 2005, the date that the LDA calculation was finalized. On August 26, 2005, the Company mailed instructions regarding the exercise of the Payment Right to those stockholders that might hold such right.

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

As the Payment Right represents a non-transferable right of stockholders to sell to the Company their shares of Common Stock received in the Palisade Merger for cash, the Payment Amount ($8.29 per share) has been reflected on the balance sheet as temporary equity with a similar amount reducing additional paid-in capital. Subsequent changes in the estimated number of shares still having this Payment Right will be computed on a quarterly basis through September 30, 2006. Based upon same, the Company will decrease the temporary equity amount with an offsetting increase in additional paid-in capital.

Pursuant to the Palisade Merger Agreement, the Company has restricted a portion of its investments being held to maturity to maintain the Contingent Fund (as defined in the Palisade Merger Agreement) reserved to pay the Payment Amount. As of September 30, 2005, this amount is being shown as a short-term asset on the balance sheet as the exercise period, as extended by the Company, for the Payment Right is until September 30, 2006.

As of September 30, 2005, stockholders holding an aggregate of 16,330 shares have exercised their Payment Rights. Any Contingent Fund amounts that are related to Payment Rights that are not properly exercised on or before September 30, 2006 will become unrestricted.

6.  The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of Accounting Principles Board Opinion No. 25. Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans are granted with an exercise price at least equal to the fair market value on the date of the grant. The following table presents the effect on the Company’s net earnings and earnings per share for the three and nine month periods ended September 30, 2005 and 2004 had it adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.”

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2005	2004	2005	2004
Net income (loss), as reported	$(454,000)	$131,000	$(186,000)	$(77,000)
Less: Total stock-based employee compensation expense determined under fair value based on methods for awards granted, modified, or settled, net of related tax effect	(49,000)	(19,000)	(221,000)	(86,000)
Proforma net income (loss)	$(503,000)	$112,000	$(407,000)	$(163,000)
Income (loss) per share, as reported
Basic	$(0.06)	$0.02	$(0.03)	$(0.01)
Diluted	$(0.06)	$0.02	$(0.03)	$(0.01)
Proforma income (loss) per share
Basic	$(0.07)	$0.02	$(0.06)	$(0.02)
Diluted	$(0.07)	$0.02	$(0.06)	$(0.02)

The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model.

7.  The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations pursuant to SFAS No. 128, “Earnings Per Share.”

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
Description	2005	2004	2005	2004
Basic shares	7,039,399	6,993,393	7,009,615	6,991,678
Dilution: stock options	-	3,570	-	-
Diluted shares	7,039,399	6,996,963	7,009,615	6,991,678
Income (loss) from continuing operations	$(454,000)	$126,000	$(186,000)	($87,000)
Basic income (loss)	$(0.06)	$0.02	$(0.03)	($0.01)
Diluted income (loss)	$(0.06)	$0.02	$(0.03)	($0.01)

There are approximately 95,308 and 193,822 options excluded from the earnings per share computation for the three and nine month periods ended September 30, 2005, respectively, since their effect would be anti-dilutive. There were approximately 4,212 options excluded from the earnings per share computation for the nine month periods ended September 30, 2004 since their effect would be anti-dilutive.

8.  Related Party Transactions

Palisade Capital Management, L.L.C. (“PCM”), the investment manager for Palisade, on behalf of itself and/or portfolio companies of funds that it manages, had requested, from time to time, that the Company provide certain consulting services. In consideration for these services, during the period from July 1, 2003 to March 31, 2005, PCM paid the Company a basic monthly retainer of $5,000 subject to quarterly adjustment, by mutual agreement, at the end of each calendar quarter to reflect the services rendered during such quarter. Under this arrangement, the Company earned $21,000 with respect to services rendered during the quarter ended March 31, 2005. The Company earned $25,000 and $65,000 under this arrangement with respect to services rendered during the three and nine month periods ended September 30, 2004, respectively.

Pursuant to employment agreements entered into on April 1, 2005, each of the Company’s Chief Executive Officer and Chief Financial Officer may enter into separate arrangements for his own account with Palisade and/or any of its affiliated companies that are engaged in private equity or investment management pursuant to which he may become a member, partner, officer, director or stockholder of such entity or may provide consulting or professional services thereto provided that such activities do not materially interfere with the regular performance of his duties and responsibilities under such employment agreement. Given this new arrangement, the Company has not provided any services to PCM after the quarter ended March 31, 2005 and does not expect to do so in the future unless such services can be rendered by employees other than such officers.

From February 2004 to July 2005, the Company provided consulting services directly to Neurologix, Inc., a public company in which PCM beneficially owns approximately 26% of the outstanding capital stock, at a basic monthly retainer of $5,000 subject to quarterly adjustment, by mutual agreement, at the end of each calendar quarter to reflect the services rendered during such quarter. Under this arrangement, the Company earned $5,000 and $44,000 with respect to services rendered during the three and nine month periods ended September 30, 2005. During the three and nine month periods ended September 30, 2004 the Company earned $25,000 and $80,000, respectively, for services rendered for such periods.

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

On September 1, 2005, pursuant to the terms of a loan agreement, the Company made an unsecured loan to OptiCare in the sum of $1,000,000. This loan is evidenced by a promissory note which provides for monthly interest at an annual rate equal to the prime rate of Citibank, N.A., plus 5.5%. The promissory note has a maturity date that is contingent on the date that the Company’s merger with OptiCare is completed. If the merger is completed on or before January 31, 2006, the maturity date of the loan is January 26, 2007. If it is not consummated on or before January 31, 2006, then the maturity date of the loan is March 31, 2006. However, notwithstanding the maturity date, payment of any principal or interest under this note is subordinated in right of payment to the prior payment in full in cash of OptiCare’s obligations to its senior lender. In connection with this loan agreement and note, on September 1, 2005, Palisade granted to the Company a revocable proxy, which entitles the Company to vote Palisade’s stock in OptiCare at any meeting of OptiCare’s stockholders and on every action by written consent of OptiCare’s stockholders.

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

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

In August 2005 this incentive compensation was determined to be equal to $1,002,000, of which $581,000 was paid and $421,000 is being deferred until March 2006.

In 1996, the officer exercised options previously granted under the Company’s 1990 Stock Option Plan to purchase 100,000 shares of Old Refac Common Stock. In connection with such exercise, the Company provided the officer with a loan of $375,000 (which was reduced to $365,000 after the officer paid back $10,000). The note, as modified in March 2002, bears interest at the rate of 6% per annum and is payable in ten (10) equal annual installments commencing on December 31, 2004. As of September 30, 2005, the note was current and the principal balance was $337,000.

The Company is also party to an employment agreement with its Senior Vice President and Chief Financial Officer. The officer’s current employment agreement became effective as of April 1, 2005 and has a term ending on December 31, 2006. During the term, the officer is entitled to an annual base salary of $200,000 and the Company, in its sole discretion, may pay him additional incentive compensation in cash and/or equity upon the achievement of certain performance goals. Concurrent with the execution of the agreement, the officer received options to purchase 50,000 shares of the Company’s common stock with an exercise price of $4.12 per share, which was equal to the fair market value of the underlying stock on the date of grant, with one-third vesting on the date of grant. The balance of two-thirds will vest as follows: one-third on April 1, 2006 and one-third on April 1, 2007. Under his prior employment agreement, upon completion of the Palisade Merger, the officer received a signing bonus of $314,000. In addition, in August, 2005 he received $251,000 in incentive compensation, which is an aggregate of 4% of “GLDA.” “GLDA” is determined in the same manner as under the Chief Executive Officer’s employment agreement.

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

The Consulting Agreement provides that CL will receive annual compensation of $100,000, payable in equal monthly installments, plus reimbursement for certain reasonable expenses. Concurrently with the execution of the Consulting Agreement, CL received options to purchase 50,000 shares of the Company’s common stock with an exercise price of $4.92, the fair market value on the date of grant. One third of such options vested upon the date of grant, and one-third vested on October 1, 2005 and the remaining one-third will vest on February 1, 2006. Under EITF 96-18, the stock options granted to CL are being accounted for under variable accounting. Under such accounting, the Company is required, on a quarterly basis, to recognize additional expense relating to any unvested options depending on increases in the fair value of such options measured at the end of a quarterly period. The Company has expensed $53,000 for these stock options during the nine month period ended September 31, 2005. The Company also intends to include Mr. Cole as a nominee to the Board at the next annual meeting of stockholders.

In addition, on June 20, 2005, the Company and CL entered into a stock purchase agreement whereby CL agreed to purchase 50,000 shares of the Company’s common stock at a price of $4.92 per share in a private placement transaction. The stock purchase was completed on July 19, 2005.

11.  Income Taxes

Tax Refund - During 2004, the Company received a federal income tax refund of $579,000 resulting from carrying back a net operating loss incurred in 2003. During 2003, the Company received federal income tax refunds of $4,254,000 resulting from carrying back a net capital loss incurred in 2002 with respect to its sale of Refac International, Ltd. (“RIL”) and its 2002 net operating loss. In accordance with a requirement to examine refund claims over $2,000,000, the IRS reviewed the Company’s tax returns for tax years 1997 through 2003. This examination was concluded in June 2005 with the Company and IRS agreeing to a $121,000 reduction in the refund claim, which, together with interest, the Company has paid. After taking into account this agreement, the Company had an excess of $43,000 in its reserve for the examination which it credited to tax expense as of June 30, 2005. While the Company believes this matter is now closed, these tax refund payments do remain subject to IRS audit until the statute of limitations has passed.

Income Tax Provision - At the end of each interim reporting period, the Company makes an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. Income taxes have been included in the accompanying financial statements for the nine months ending September 30, 2005 on the basis of an estimated annual tax of 644% of the net income before taxes. The tax rate differs from the 34% statutory federal corporate income tax rate primarily as a result of merger related expenses that were deducted for financial reporting purposes but are not deductible for federal income tax purposes offset by the reversal of the balance in a reserve that had been established in a prior period with respect to a tax examination that was concluded in June 2005. For the nine months ending September 30, 2004, the Company had a tax benefit of 36% of its loss before taxes from continuing operations.

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2005, the Company had deferred tax assets relating to the State of New Jersey aggregating $218,000 of which $147,000 is attributable to New Jersey net operating loss carryforwards which can be applied against any New Jersey taxable income the Company might earn during the seven year period after the year in which such carryforward was recognized for tax purposes. Due to the uncertainty surrounding the timing and amounts of future New Jersey taxable income, the Company has estimated that none of its New Jersey related deferred taxes assets will be realized and has established a full valuation allowance. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

As of September 30, 2005, the Company had federal deferred tax assets aggregating $698,000. No valuation allowance has been taken for the Company’s federal deferred tax assets. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

12.  Acquisition Status

A.	Pending Mergers with U.S. Vision and OptiCare

On April 8, 2005, the Company announced that it has entered into acquisition discussions with two affiliated companies, U.S. Vision and OptiCare. The Board formed a Special Committee consisting of independent directors to consider, evaluate and negotiate these proposed acquisitions and to make recommendations regarding same to the Board. The Special Committee engaged a financial advisor which provided investment banking services and rendered fairness opinions in connection with these proposed acquisitions. On August 22, 2005, the Company signed Merger Agreements with U.S. Vision and OptiCare. For information on a $1,000,000 unsecured loan that the Company made to OptiCare on September 1, 2005, see Note 8.

B.	Prior Focus on Asset Management Opportunities

From January 27, 2004 to April 8, 2005, the Company focused its acquisition efforts on opportunities in the asset management sector of the financial services industry. In furtherance thereof, the Company had engaged two providers of executive search services to identify opportunities in this segment and to recruit individuals and/or teams within the industry to join the Company and build this business. The Company paid the first provider a non-refundable retainer of $300,000, which was amortized over a five month period beginning February 1, 2004, and the second provider was paid a non-refundable retainer of $100,000, which was amortized over a six month period commencing October 1, 2004.

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

13.  Business and Asset Dispositions

A.	Sale of the Graphic Design Group

    In furtherance of its 2002 plan to reposition itself for sale or liquidation, on August 5, 2002, the Company sold certain assets, including certain accounts receivable, furniture and equipment, customer lists and goodwill, subject to certain liabilities, of its Graphic Design Group to DM2, LLC (“DM2”), a company formed by its president and former owner, David Annunziato. The transaction was effective as of August 1, 2002 and the purchase price was $371,000 consisting of a cash payment of $54,000 and a secured 6% promissory note for $317,000, payable in sixty (60) equal consecutive monthly installments of $6,000 commencing on January 1, 2003. As of June 30, 2005, the unpaid balance under this note was $182,000. In connection with this sale, the Company also entered into a sublease with DM2 for 3,492 square feet of commercial rentable space through November 14, 2009 which, as of June 30, 2005 had an aggregate remaining rent obligation of $398,000.

     In June 2005, DM2 defaulted on the note and the sublease and threatened to file for bankruptcy protection. On August 3, 2005, the Company entered into a settlement agreement with DM2 which provided for the cancellation of the promissory note and the termination of the Company’s security interest in DM2’s machinery, equipment, furniture, fixtures and accounts receivables in consideration of DM2’s payment to the Company of the sum of $75,000 and issuance of a new promissory note in the principal amount of $116,000. This new note is payable in forty-eight (48) equal consecutive monthly installments commencing September 15, 2005 of approximately $2,400 each, plus interest at the rate of 6% per annum on the unpaid balance and is jointly and severally guaranteed by Mr. Annunziato and his wife. The Company also agreed to a termination of the sublease and, on August 19, 2005, DM2 vacated and surrendered the premises and conveyed to the Company all of its right, title and interest in and to all of the furniture and fixtures located at such premises. The security deposit in the sum of $20,000 held by the Company under the sublease was applied to unpaid rent and damages.

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

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

On September 30, 2002, the Company completed the transfer of the assets and assumption of the liabilities of its subsidiary, RIL, to the Company, excluding the capital stock of Refac Consumer Products, Inc. (“RCP”), a manufacturer of a line of consumer electronics products, and certain trademarks, patents and a patent application relating to RCP’s business. After such transfer, the Company sold RIL to RCP Products, LLC, a limited liability company established by a former employee, for $50,000 plus a variable purchase price based upon 2½% of the revenues received in excess of $1,000,000 from the sale of its consumer electronics products during the eight year period commencing January 1, 2003, up to a maximum of $150,000 in any given year and a cumulative total of $575,000. Due to the uncertainties of collection of the purchase price, the Company has not allocated any cost basis to this contract right and will record any monies that it may receive from RCP Products, LLC with respect thereto as income from such discontinued operations. As of September 30, 2005, the Company had not received any variable purchase price payments and, based upon information provided by the purchaser, it does not expect to receive any such payments in the future.

14.  Leaseholds

In May 1999, the Company relocated its corporate offices and creative studio to newly constructed leased facilities in Edgewater, New Jersey pursuant to a lease that expires on November 16, 2009. In October 2001, the Company subleased two units consisting of approximately 5,882 and approximately 5,706 rental square feet, together with furniture, for an annualized payment of $270,000, which sublease expired on May 31, 2005.

In March 2002, the Company announced that it was repositioning itself for sale or liquidation and, in furtherance thereof, it sold its Product Design and Graphic Design Groups. In connection with such sales, in August 2002, the Company entered into a sublease with DM2, the purchaser of its Graphic Design Group, covering approximately 3,492 feet of rentable space and, in September 2002, it entered into a sublease with PG, the purchaser of its Product Design Group, covering approximately 9,574 square feet of rentable space. In February 2003, the Company and its landlord amended the master lease to reduce the rentable square footage by approximately 9,757 square feet and the aggregate rent payable over the then remaining term of the lease by $840,000.

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

In October 2004, the sublease with PG was terminated by mutual agreement (see Note 13D for more information regarding such settlement) and, in August 2005, the sublease with DM2 was terminated by mutual agreement (see Note 13A for more information regarding such settlement).

In January 2005, the Company subleased the 9,574 rentable square foot unit previously occupied by PG to a new tenant under a sublease which extends through October 31, 2009 with rental payments that commenced in June 2005. The base rent for the remaining term of the sublease is $750,000. On November 1, 2005, this tenant advised the Company that it was terminating the sublease effective December 31, 2005, claiming that the Company had intentionally and maliciously misrepresented the amount of the rentable square footage in the sublease. The tenant has also demanded a return of the security deposit and damages in the sum of $40,000. The Company believes that the tenant’s claims are without merit and that the sublease is still in full force and effect and is enforceable in accordance with its terms. In the event that litigation ensues, the Company intends to vigorously assert its position.

In May 2005, the Company subleased the 5,882 rentable square foot unit to a new subtenant under a sublease which extends through October 31, 2009 with rental payments commencing in September 2005. The base rent for the remaining term of the sublease is $504,000.

On August 30, 2005, the Company entered into an amendment of its master lease, effective as of November 1, 2005, pursuant to which it paid the landlord $30,000, surrendered the 5,706 and 3,492 rentable square feet units and recaptured the 9,757 rentable square feet unit that it had surrendered in February 2003. Simultaneously with this amendment to the master lease, it subleased the 9,757 rentable square feet unit to a new subtenant under a sublease which extends through November 14, 2009 with rental payments commencing in November 15, 2005. The total rent for the remaining term of this sublease is $715,000.

After giving effect to the August 30, 2005 amendment, the base rent for the remaining term of the master lease is $1,926,000. The annual base rent for 2005 is $458,000 and $467,000 thereafter, subject to real estate tax escalations and a maximum cost of living increase of 2.5% per annum.

Based upon a discounted cash flow analysis as of December 31, 2004, the Company determined that the projected expenses of its leasehold in Edgewater, New Jersey exceed the projected income by $96,000. Accordingly, the Company recorded a contingent loss, and established a corresponding reserve. The Company updates the analysis on a quarterly basis, and for the nine months ended September 30, 2005, it has recorded a contingent loss of $187,000, along with a corresponding increase to the reserve. Such analysis will continue to be updated quarterly during the balance of the term of the leasehold.

From May 1, 2003 through June 18, 2004, the Company occupied approximately 1,185 gross rentable square feet in Fort Lee, New Jersey under a sublease with PCS, an affiliate of PCM, at a monthly rent of $3,000. On June 19, 2004, the Company relocated to new space in the same building encompassing 4,751 gross rentable square feet under a direct lease with the landlord. This lease expires on June 30, 2009 and provides for a five-year renewal option. Under the lease, the Company was required to pay $55,000 toward the construction of the premises. As of September 30, 2005, the base rent for the balance of the initial term aggregated $515,000, subject to escalations for increases in real estate taxes and operating costs.

REFAC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

REFAC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Continuing Operations

Revenues from continuing operations for the three months ended September 30, 2005 were $326,000, as compared to revenues of $519,000 for the same period in 2004. Revenues from licensing-related activities decreased by $148,000 in the second quarter of 2005 primarily due to a $147,000 decline in revenues received from Patlex. Contributing to the decline in revenues from continuing operations was a decrease in related party consulting income of $45,000.

Revenues from continuing operations for the nine months ended September 30, 2005 were $2,354,000 as compared to revenues of $1,413,000 for the same period in 2004. Revenues from licensing-related activities increased by $1,021,000, in the nine month period ended September 30, 2005, primarily due to the non-recurring settlement payment of $1,500,000 relating to a lawsuit brought by a former client of Refac Licensing, Inc. (“RL”) against Taco Bell Corp. offset by a $477,000 decline in revenues relating to the Company’s agreement with Patlex Corporation (“Patlex”). Offsetting the increase in licensing-related revenues was a decline in revenues from related party consulting services of $80,000.

Revenues from continuing operations for the three and nine months are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2005	2004	2005	2004
Licensing-related activities	98%	90%	97%	90%
Related party consulting services	2%	10%	3%	10%
Total	100%	100%	100%	100%

The Company’s income from its contract with Patlex is variable and is based upon revenues derived by Patlex from the licensing of two laser patents. The larger revenue producing of the two patents licensed by Patlex Corporation is the Gas Discharge Laser Patent (U.S. Patent No. 4,704,583), which expired on November 3, 2004. The other patent is the Brewster’s Angle Patent (U.S. Patent No. 4,746,201) which expired on May 24, 2005. As a result of the patent expirations, the Patlex income will be significantly lower in 2005 as compared to 2004 and is not expected to continue after the three months ended September 30, 2005. Other license agreements are expected to provide gross revenues of approximately $56,000 during the fourth quarter of 2005, after which such gross revenues will decrease significantly.

Expenses from the licensing of intellectual property rights consist principally of amounts paid to licensors at contractually stipulated percentages of the Company’s related licensing revenues and, expenses related to the administration of the license rights and related licenses. As a percentage of licensing revenues, these expenses were 4% and 7% for the nine months ended September 30, 2005 and 2004, respectively. During the three month periods ended September 30, 2005 and 2004 these expenses were 9% and 7% of licensing revenues, respectively.

REFAC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative expenses were $659,000 higher in the third quarter of 2005 as compared to 2004. This increase is primarily due to costs incurred in connection with the possible acquisition of two affiliated companies of $322,000, an increase in salaries of $137,000, an increase in consulting fees of $75,000 and a decline in subleasing income, resulting in increased rental expense of $82,000. Such increases were partially offset by a decrease in management incentive compensation of $34,000

General and administrative expenses increased by $1,038,000 in the nine month period ended September 30, 2005 as compared to the previous year. This increase is primarily due to merger-related costs of $792,000, an increase in salaries of $168,000, an increase in professional fees of $53,000, an increase in consulting fees of $79,000 and a decline in subleasing income, resulting in increased rental expense of $254,000. Such increases were partially offset by decreases in management incentive compensation of $150,000 and recruitment fee expenses of $253,000.

Dividend and interest income increased by $186,000 and $442,000, respectively, for the three and nine month periods ended September 30, 2005 as compared to the previous year primarily as a result of increased interest rates.

Other expenses increased by $74,000 for three month period ended September 30, 2005 as compared to the previous year due to an increase in the estimated loss on the Company’s leasehold in Edgewater, New Jersey. Other expenses increased by $179,000 for the nine month period ended September 30, 2005 as compared to the previous year due to an increase in the estimated loss on the Company’s leasehold in Edgewater, New Jersey.

Income Taxes - At the end of each interim reporting period, the Company makes an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. Income taxes have been included in the accompanying financial statements for the nine months ending September 30, 2005 on the basis of an estimated annual tax of 644% of the net income before taxes. The tax rate differs from the 34% statutory federal corporate income tax rate primarily as a result of merger related expenses that were deducted for financial reporting purposes but are not deductible for federal income tax purposes offset by the balance in a reserve that had been established in a prior period with respect to a tax examination that was concluded in June 2005. For the nine months ending September 30, 2004, the Company had a tax benefit of 36% of its loss before taxes from continuing operations.

During 2004, the Company received a federal income tax refund of $579,000 resulting from carrying back a net operating loss incurred in 2003. During 2003, the Company received federal income tax refunds of $4,254,000 resulting from carrying back a net capital loss incurred in 2002 with respect to its sale of Refac International, Ltd. (“RIL”) and its 2002 net operating loss. In accordance with a requirement to examine refund claims over $2,000,000, the IRS reviewed the Company’s tax returns for tax years 1997 through 2003. This examination was concluded in June 2005 with the Company and IRS agreeing to a $121,000 reduction in the refund claim, which together with interest, the Company has paid. After taking into account this agreement, the Company had an excess of $43,000 in its reserve for the examination which it credited to tax expense as of June 30, 2005. While the Company believes this matter is now closed, these tax refund payments do remain subject to IRS audit until the statute of limitations has passed.

REFAC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2005, the Company had deferred tax assets relating to the State of New Jersey aggregating $218,000 of which $147,000 is attributable to New Jersey net operating loss carryforwards which can be applied against any New Jersey taxable income the Company might earn during the seven year period after the year in which such carryforward was recognized for tax purposes. Due to the uncertainty surrounding the timing and amounts of future New Jersey taxable income, the Company has estimated that none of its New Jersey related deferred taxes assets will be realized and has established a full valuation allowance. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

As of September 30, 2005, the Company had federal deferred tax assets aggregating $698,000. No valuation allowance has been taken for the Company’s federal deferred tax assets. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

Results of Discontinued Operations - In furtherance of its 2002 plan to reposition itself for sale or liquidation, the Company sold its Creative Consulting Services and Manufacture and Marketing of Consumer Products groups in the third quarter of 2002. Income from discontinued operations in 2004 was principally attributable to the receipt of variable purchase price payments in connection with the sale of the Company’s Product Design Group.

Liquidity and Capital Resources

The following table sets forth the Company’s cash and cash equivalents, available for sale securities and investments being held to maturity (exclusive of the restricted investments being held to maturity discussed below) as of September 30, 2005 and December 31, 2004:

Description	September 30, 2005	December 31, 2004
Cash and cash equivalents	1,089,000	$457,000
Available for sale securities	-	1,000,000
Investments being held to maturity	28,875,000	29,342,000
Total	29,964,000	$30,799,000

Operating activities used $270,000 of cash during the nine months ended September 30, 2005. The principal use of net cash flows from operating activities during such period were merger related expenses ($791,000) and the payment of management incentive compensation ($818,000), offset by the receipt of a $1,500,000 settlement payment relating to a lawsuit brought by a former client of RL against Taco Bell Corp.

REFAC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investing activities provided $704,000 of cash during the nine months ended September 30, 2005 principally from the redemption of investments being held to maturity, offset by the issuance of a $1,000,000 unsecured loan to OptiCare.

Financing activities provided $198,000 from the exercise of stock options and the sale of common stock in a private placement, partially offset by the stockholders exercising their Payment Rights (see below).

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

As of September 30, 2005, the Company’s portfolio of investments being held to maturity consists of U.S. Treasury Notes bought with an original maturity of six months or less. The portfolio is invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in support of the Company’s acquisition plans.

Pursuant to the Company’s merger agreement (the “Palisade Merger Agreement”), dated as of August 19, 2002, as amended, with Palisade, it has restricted $5,260,000 of its investments being held to maturity to maintain the Contingent Fund (as defined in the merger agreement). As of September 30, 2005 a total of 16,330 shares have been redeemed for a total amount of $135,000. As of September 30, 2005, this amount is being shown as a short-term asset on the balance sheet as the exercise period, as extended by the Company, for the Payment Right is until September 30, 2006. This right to sell the shares is non-transferable and is limited to stockholders who held their shares continuously from the date of the Palisade merger through August 8, 2005, the date that the LDA calculation was finalized. Since the Company does not have direct access to stockholder trading information, the Company has not reduced the Contingent Fund based upon a trading estimate. The Contingent Fund will be adjusted if the Company becomes aware of any actual sales of Common Stock issued in connection with the merger. The final calculation of the Payment Right has been made and finalized at $8.29 per share. As of November 11, 2005, the closing price of the Company’s Common Stock was $8.25 per share. Any Contingent Fund amounts that are related to Payment Rights that are not properly exercised on or before September 30, 2006 will become unrestricted.

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

REFAC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table represents the Company’s future material, long-term contractual obligations as of September 30, 2005:

	Payments Due By Period
Contractual Obligations	Total	Less than one year	1 - 3 Years	3 - 5 Years	More than 5 years
Operating Lease Obligations	$2,557,000	$610,000	$1,265,000	$682,000	-
Purchase Obligations (see Note 10)	$67,000	$67,000	-	-	-
Management Incentive Compensation (see Note 9)	$421,000	$421,000	-	-	-

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

REFAC
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FORWARD LOOKING STATEMENTS

This document includes certain statements of the Company that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact. When used in this document, the words “expects,” “anticipates,” “estimates,” “plans,” “intends,” “projects,” “predicts,” “believes,” “may” or “should,” and similar expressions, are intended to identify forward-looking statements. These statements reflect the current view of the Company’s management with respect to future events and are subject to numerous risks, uncertainties, and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including, among other things:

•	the completion of the U.S. Vision and OptiCare mergers and Company’s ability to make them beneficial acquisitions for the company:

•
the Company’s ability to manage the subleasing of its premises in its Edgewater, New Jersey, including the collection of rents in accordance with the terms of its subleases and the resolution of a pending claim for termination and damages asserted by one tenant occupying approximately 37% of these premises.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2005, the Company had investments held to maturity including restricted investments held to maturity of $32,855,000 primarily consisting of U.S. treasury bills with original maturities at the date of purchase of six months or less. These highly liquid investments are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Because the Company has the positive intent and ability to hold these investments until maturity, it does not expect any decline in value of its investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. The Company has no derivative instruments, debt, or foreign operations. It does not use derivative financial instruments in its investment portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended September 30, 2005, the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) ). Based upon such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such quarter, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit
No.
10.1
Agreement and Plan of Merger, dated as of August 22, 2005, by and among Refac, OptiCare Merger Sub, Inc. and OptiCare Health Systems, Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K, dated August 23, 2005, and incorporated herein by reference).

10.2
Agreement and Plan of Merger, dated as of August 22, 2005, by and among Refac, USV Merger Sub, Inc. and U.S. Vision, Inc. (filed as an exhibit to the Company’s Current Report on Form 8-K, dated August 23, 2005, and incorporated herein by reference).

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

REFAC

November 14, 2005	/s/ Robert L. Tuchman
Robert L. Tuchman,
Chief Executive Officer

November 14, 2005	/s/ Raymond A. Cardonne
Raymond A. Cardonne, Jr., Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)