Form 10-K
period 2005-12-31
REFAC OPTICAL GROUP
filed 2006-03-31
CIK 82788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-12776
REFAC OPTICAL GROUP
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
Common Stock, par value $.001 per share
(Title of Class)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
      Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2005, the last day of the registrant’s most recently completed second fiscal quarter, was $4,301,073.
      The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share, as of March 24, 2006 was 17,856,377.
DOCUMENTS INCORPORATED BY REFERENCE
      Proxy Statement for Annual Meeting of Stockholders included in Amendment No. 1 to Registration Statement on Form S-4, filed on February 14, 2006.

PART I
Item 1. Business
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EX-10.14: AMENDMENT TO EMPLOYMENT AGREEMENT
EX-10.27: LOAN AND SECURITY AGREEMENT
EX-10.28: AMENDMENT TO LOAN AND SECURITY AGREEMENT
EX-10.29: AMENDMENT TO LOAN AND SECURITY AGREEMENT
EX-10.30: AMENDMENT TO LOAN AND SECURITY AGREEMENT
EX-10.31: AMENDMENT TO LOAN AND SECURITY AGREEMENT
EX-10.32: AMENDMENT TO LOAN AND SECURITY AGREEMENT
EX-10.35: AMENDMENT TO LICENSED DEPARTMENT AGREEMENT
EX-10.36: AMENDMENT TO LICENSED DEPARTMENT AGREEMENT
EX-10.37: AMENDMENT TO LICENSED DEPARTMENT AGREEMENT
EX-10.38: AMENDMENT TO LICENSED DEPARTMENT AGREEMENT
EX-10.40: AMENDMENT TO PARTICIPATING PROVIDER AGREEMENT
EX-10.41: AMENDMENT TO PARTICIPATING PROVIDER AGREEMENT
EX-10.42: AMENDMENT TO PARTICIPATING PROVIDER AGREEMENT
EX-10.77: SURRENDER OF LEASE
EX-21.1: SUBSIDIARIES
EX-23.1: CONSENT OF GRANT THORNTON LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

PART I

Item 1.	Business
Background
      Refac Optical Group (formerly known as Refac) (together with its subsidiaries, is referred to herein as “we”, “us”, “our”, “Company” or ”Registrant”) was incorporated in the State of Delaware in 1952. For most of our history, we were engaged in intellectual property licensing activities. During the period from 1997 to 2002, we were also engaged in the business of product development and graphic design and had invested these creative resources, together with our licensing skills, in certain product development ventures. As a result of a corporate repositioning, during 2002, we disposed of our then operating segments with the exception of our licensing business and we have limited the operations of that segment to managing certain existing license agreements and related contracts.
      On February 28, 2003, we completed a merger (the “Palisade Merger”) with a wholly-owned subsidiary of Palisade Concentrated Equity Partnership, L.P. (“Palisade”), immediately following which Palisade owned approximately 80% of our outstanding shares. On May 19, 2003, pursuant to the terms of a stock purchase agreement, Palisade acquired an additional 3,469,387 shares of our common stock at a price of $4.90 per share, or an aggregate price of approximately $17 million. From January 27, 2004 to March 21, 2005, we sought acquisition opportunities in the asset management sector of the financial services industry, but were unable to find an appropriate opportunity.
      On March 21, 2005, our Board of Directors (the “Board”) decided to broaden the scope of the acquisition search to include other industries and, on April 8, 2005, we announced that we had entered into acquisition discussions with two affiliated companies, U.S. Vision, Inc. (“U.S. Vision”) and OptiCare Health Systems, Inc. (“OptiCare”). Both of these companies are engaged in the retail optical industry and, on June 20, 2005, in anticipation of these acquisitions, we hired J. David Pierson, as our President and Chief Operating Officer and engaged Cole Limited, Inc. a consulting firm headed by Jeffrey A. Cole. Messrs. Pierson and Cole have extensive experience in the retail optical industry.
      On August 22, 2005, we signed merger agreements to acquire U.S. Vision and OptiCare and the mergers (the “Mergers”) were completed on March 6, 2006. As a result of the Mergers, we have become a leader in the retail optical industry and the sixth largest retail optical chain in the United States. We operate at 543 locations in 47 states and Canada, consisting of 517 licensed departments, eight freestanding stores, 18 eye health centers and professional optometric practices, two surgery centers, one of which is a laser correction center, and two manufacturing laboratories. Of the 517 licensed departments, 351 are located at J.C. Penney stores, 67 at Sears, 49 in regional department stores, 30 at The Bay, a division of Hudson’s Bay Company, Canada’s oldest and largest traditional department store retailer, 13 departments at Meijer, and, most recently, 7 at Macy’s. These licensed departments are full-service retail vision care stores that offer an extensive selection of designer brands and private label prescription eyewear, contact lenses, sunglasses, ready-made readers and accessories.
      With our acquisitions of U.S. Vision and OptiCare, on March 6, 2006, we changed our name to Refac Optical Group to better reflect our new businesses. As a result of the Company’s acquisitions of U.S. Vision and OptiCare on March 6, 2006, the Company’s results for 2005 are not indicative of the results to be expected for any future periods.
      Prior to the completion of the Mergers, Palisade owned approximately 90% of the Company’s shares, 88% of U.S. Vision’s shares and 84% of OptiCare’s shares on an as-converted to common basis. Following the Mergers, Palisade owns approximately 88% of our outstanding shares.
Licensing Business (Pre-Merger)
      Prior to the completion of the Mergers on March 6, 2006, the Company’s primary business was patent and technology licensing.

      Since 1952, we have been performing patent and technology licensing, which includes the negotiation and administration of licenses and joint ventures involving patents, know-how and related trademarks. However, during the last seven fiscal years, we have not undertaken any new technology licensing projects and, in August 2002, we sold our Heli-Coil and Dodge licensing rights and Gough licensing property. Since then, we have limited our licensing activities to managing our remaining license agreements and related contracts.
      During the fiscal year ended December 31, 2005, we had $1,500,000 in non-recurring income relating to a certain lawsuit brought by one of our former licensing clients against Taco Bell Corp., which represented approximately 62% of our total revenues from continuing operations. In addition, our contract with Patlex Corporation (“Patlex”) accounted for approximately 26% of our total revenues from continuing operations in 2005. Our income under this contract is based upon revenues derived by Patlex from the licensing of two laser patents, the most significant of which (U.S. Patent No. 4,704,583) expired in November 2004. The remaining patent (U.S. Patent No. 4,746,201) expired in May 2005. Patlex has informed us that it does not expect to receive any additional licensing revenues and, as a result, the Patlex income will not continue in 2006. We estimate that operating revenues from our remaining client and license agreements will aggregate less than $200,000 in 2006 and the loss or termination of any of these agreements would not have a material adverse effect on our business.
      Patents and Trademarks. We do not own any patents or trademarks that we deem important to our patent and technology licensing business.
      Employees. As of December 31, 2005, we had a total of five full-time employees.
Financial Information About Segments
      Not applicable.
Financial Information About Foreign and Domestic Operations
      The Company’s current licensing business is conducted entirely in the United States. Information concerning the aggregate of the Company’s foreign source revenues from domestic operations for the three years ended December 31, 2005 is set forth in Note 11 of the Notes to the Company’s Financial Statements, included herein.
Retail Optical Business (Post-Merger)
      Following the Mergers on March 6, 2006, our primary business is now the retail optical business. We will operate this business through our newly-acquired subsidiaries, U.S. Vision and OptiCare.
U.S. Vision
      U.S. Vision is a leading store-within-a-store retailer of optical products and services in the United States. As of February 2, 2006, it operated 525 locations in 47 states and Canada, consisting of 517 licensed department and 8 freestanding stores. As the primary optical licensee of J.C. Penney, U.S. Vision operates 351 retail optical departments in J.C. Penney department stores. In addition, U.S. Vision operates 67 Sears retail optical departments, 49 retail optical departments in regional department stores, 30 optical departments at The Bay, a division of Hudson’s Bay Company, Canada’s oldest and largest traditional department store retailer and 13 departments within Meijer, a family owned and operated grocery and general merchandise retailer superstore operating stores throughout the Midwest and 7 retail optical departments within Macy’s department stores. U.S. Vision believes that it has excellent relationships with the host stores in which it operates.
      Its leased retail optical departments typically range in size from 500 to 800 square feet and are often located within the host department store near the host store’s other licensed departments such as the beauty salon and photography studio. To the extent possible, U.S. Vision’s stores follow a standard merchandise layout plan which is designed to emphasize fashion, invite customer browsing and enhance the customer’s shopping experience. Within each host department store, U.S. Vision’s optical departments are similar in appearance and are operated under uniform standards and procedures. When a leased department prototype design for host stores is changed, these changes are applied to all of U.S. Vision’s new and major remodels in retail optical departments.
      U.S. Vision also has 8 freestanding stores, which generally range in size from 900 to 1,400 square feet. U.S. Vision’s focus is on its leased department optical stores and it has not opened any freestanding stores during the past five years. As the leases for its existing freestanding stores expire, U.S. Vision evaluates whether the store’s contribution to profit before overhead warrants a short-term lease extension or renewal for a term not exceeding one-year. If so, it seeks to negotiate such extension or renewal with the landlord.
      U.S. Vision’s optical departments carry a full selection of men’s, women’s and children’s eyeglass frames, including designer and private label brands, a complete line of spectacle lenses, a complete line of contact lenses, plano and prescription sunglasses, ready made readers and ancillary products for eyeglasses and contact lenses. U.S. Vision also offers its customers a wide variety of value-added eyewear features and services such as lightweight, virtually unbreakable polycarbonate lenses, including progressive lenses and photochromic lenses, as well as scratch resistant and anti-reflective coatings.
      U.S. Vision’s results of operations are affected by seasonal fluctuations in sales and operating profits. Its fiscal year ends on January 31st and the first fiscal quarter ending on April 30th is generally its strongest and most profitable quarter while the last fiscal quarter ending on January 31st is generally its weakest.
      The chart below gives a breakdown of U.S. Vision’s stores by state and Canadian provinces:
United States

Number
State	of Stores

Alabama	8
Alaska	1
Arizona	7
Arkansas	10
California	48
Colorado	6
Connecticut	6
Delaware	2
Florida	41
Georgia	14
Idaho	2
Illinois	33
Indiana	13
Iowa	2
Kansas	2
Kentucky	9
Louisiana	6
Maine	6
Maryland	13
Massachusetts	1
Michigan	25
Minnesota	13
Mississippi	2

Number
State	of Stores

Missouri	11
Montana	3
Nebraska	2
Nevada	2
New Hampshire	8
New Jersey	14
New Mexico	2
New York	18
North Carolina	7
North Dakota	6
Ohio	24
Oregon	3
Pennsylvania	40
South Carolina	3
South Dakota	2
Tennessee	7
Texas	30
Utah	3
Vermont	1
Virginia	12
Washington	10
West Virginia	3
Wisconsin	12
Wyoming	2
Total	495
Canada

Number
Province	of Stores

Alberta	6
British Columbia	4
Manitoba	2
Ontario	11
Quebec	6
Saskatchewan	1
Total	30

On-Site Independent Optometrists
      U.S. Vision believes the presence of the optometrists offering eye exams at its stores helps to generate eyeglass sales, leads to repeat customers and reinforces the quality and professionalism of each store. Accordingly, it has arrangements with licensed optometrists to provide eye examination services at or adjacent to its retail locations in those states where it is permitted. These independent optometrists sublease space and equipment from U.S. Vision or from the host store. U.S. Vision and the optometrists do not share in each other’s revenues.

Pricing
      U.S. Vision maintains a promotional pricing strategy, which stresses a quality product delivered at a competitive price. Its frames and lenses are generally competitively priced, with prices varying based on market locations. While it typically earns a higher percentage gross margin on its private-label lines, designer frames generally command premium prices, resulting in higher gross profit dollars per transaction.

Marketing and Advertising
      U.S. Vision engages in a variety of marketing and promotional efforts to maintain and strengthen its customer base. Its advertising program is targeted at the department store consumer and is designed to convey a message of value, fashion, convenience and trust to its customer base. U.S. Vision works closely with each of its host stores to design advertising programs that convey this message in a manner consistent with that of the host store, targeted at its specific customer base. These advertising promotions generally mention the availability of on-site professional eye examinations and U.S. Vision’s acceptance, as a participating provider of managed vision care benefits, of the discounts and allowances offered by managed vision care plans. These targeted inserts are mailed to selected customers based on previous spending patterns at the host store. U.S. Vision augments these programs by providing local advertising in individual geographic markets. It has an in-house advertising department, which enables it to respond quickly to fashion trends, competitor advertising and promotional initiatives.

Material Contracts and Relationships
      Managed Vision Care. Since 1991, U.S. Vision has been a participating provider of managed vision care benefits primarily through Cole Managed Vision (“CMV”), a national vision care program operated by a subsidiary of Luxottica Group S.p.A., (“Luxottica”) a leading operator of retail optical stores and a competitor of U.S. Vision. U.S. Vision’s business is materially dependent upon the revenues that it derives through this relationship and during the fiscal years ended January 31, 2006, 2005 and 2004, participants of CMV accounted for approximately 22%, 29% and 38%, respectively, of U.S. Vision’s revenues. U.S. Vision’s participating provider agreement with CMV terminates on December 31, 2008 and there is no assurance that CMV, Luxottica or U.S. Vision will be willing to renew or extend the agreement. During the term of the current agreement, U.S. Vision generally cannot become a participating provider in any other managed vision network without permission of CMV. Luxottica, which also owns EyeMed Vision Care, a leading managed vision care organization, recently announced that it was integrating its EyeMed Vision Care and CMV into one managed vision care company. As a result of this integration, the number of CMV plans is being reduced, which adversely affects the amount of revenues that U.S. Vision is expected to derive through this managed vision care relationship. U.S. Vision is currently in discussions with Luxottica regarding this situation but no assurances can be given as to the outcome of such discussions.
      Relationship with Host Stores. U.S. Vision’s primary host store relationship is with J.C. Penney where it currently maintains 351 stores under a lease which expires on December 1, 2007 but can be renewed by either party for an additional three year period to December 1, 2010. Notwithstanding the above, J.C. Penney has the right to terminate, without cause, up to 40 optical departments in any calendar year. This limitation, however, does not apply if J.C. Penney closes an entire J.C. Penney department store, either temporarily or permanently. In addition, the lease requires the approval of J.C. Penney for any sale or transfer of the majority of the capital stock or assets of U.S. Vision. This lease provides for an adjustment in the rent should U.S. Vision enter into a relationship with another national chain of department stores or large chain of discount stores on terms which are more favorable to that host store.
      Although U.S. Vision’s leases with most of its other host stores are terminable upon relatively short notice, it has never had a lease terminated other than in connection with a store closing, relocation or major remodeling. These leases also provide for monthly lease payments based upon the net sales at each location.
      Patents and Trademarks. Except for its host store department license agreements (See “Material Contracts and Relationships — Relationships with Host Stores” above), U.S. Vision does not own any patents, trademarks, licenses, franchises and/or concessions that it deems important to its business.

      Purchasing. As a leading retailer of eyewear in the United States, U.S. Vision purchases significant quantities of frames, lenses and contact lenses from its suppliers. During fiscal 2005 (i.e. the year ended January 31, 2006), U.S. Vision’s three largest suppliers, accounted for approximately 34%, 16% and 6%, respectively, its total merchandise purchases. U.S. Vision believes that frames, lenses and contact lenses are readily available at competitive prices from other suppliers.
      Under the terms of a long-term supply agreement, U.S. Vision is required to purchase certain amounts of its merchandise requirements from one of its vendors at market rates. This vendor provided U.S. Vision with extended payment terms for initial purchases of merchandise under this agreement in the sum of $4 million, which amount is evidenced by a 6% promissory note due November 1, 2007.
      U.S. Vision also has a long-term supply agreement with another vendor that requires it to purchase a certain percentage of its merchandise requirements from this vendor at market rates. This vendor has also provided U.S. Vision with extended payment terms for initial purchases of merchandise under its agreement with U.S. Vision in the sum of $3 million, which amount is evidenced by a 6% promissory note due April 15, 2007. However, this note provides for an increase in the interest rate from 6% to 16% if U.S. Vision fails to reach specified purchase targets which, to date, it has failed to meet and will not meet during the remaining term of the promissory note. This vendor has waived the higher interest rate through January 31, 2005. The Company and U.S. Vision are in discussions with this vendor to resolve the purchase obligations and the amount of interest due under the note.
      In connection with a long-term supply for eyeglass frames with a third vendor, U.S. Vision received a loan from this vendor in the sum of $3 million, which is evidenced by a 6% promissory note due January 31, 2008. Due to this vendor’s insolvency and its inability to give U.S. Vision adequate assurance of performance of its obligations under the frame supply agreement, U.S. Vision maintains that this vendor has repudiated such agreement. It has been able to purchase its frame requirements from other vendors and intends to hold this vendor accountable for any damages caused by its breach.
      Each of the promissory notes due to U.S. Vision’s merchandise vendors is subordinate to U.S. Vision’s obligations to Commerce Bank, N.A., which become due January 31, 2008. Further, the supply agreements with U.S. Vision’s merchandise vendors provide for the automatic extension of the due date for all amounts subject to the initial extended payment terms or loan, as the case may be, to match the term of any extension of the supply agreements.
      Optical Laboratory. U.S. Vision operates a 60,000 square foot modern optical laboratory and lens grinding facility adjacent to its headquarters in Glendora, New Jersey. Customer orders for prescription eyewear, sunglasses and contact lenses are transmitted daily from each of the store locations to the central laboratory. For its U.S. locations, customer orders are placed at the retail stores and are transmitted in real-time into the central optical laboratory through U.S. Vision’s point of service “POS” system. At the laboratory, the lenses are ground, cut, finished and custom fitted to optical frames in the size and style selected by the customer. The finished eyewear is then shipped to the retail store for delivery to the customer, overnight if premium service is specified and, if not, within a few working days. Most prescription lenses are completed from semi-finished polycarbonate or plastic lenses obtained from third-party suppliers. These lenses are finished in a highly technical process that grinds the surface of the lens to fit the prescription utilizing modern grinding equipment, much of it computer-guided. The lenses are then custom fitted to optical frames in the size and style selected by the customer. Other prescriptions, including many standard prescriptions, can be manufactured by cutting and edging a pre-finished lens, also purchased from a third-party supplier, to fit the frames selected. Contact lenses, accessories and non-prescription sunglass orders are filled from available stock and shipped to the retail optical departments.
      Management Information Systems. U.S. Vision has an integrated management information system, which includes a point-of-service order entry system at each of its U.S. optical stores, and manufacturing and financial systems at its corporate headquarters. This integrated system facilitates the transmission of the order to the laboratory and provides U.S. Vision’s stores with the capability to capture sales and customer information, including prescription data, enhancing its ability to monitor sales and merchandise trends and to improve customer service after the sale. In addition, the automated order entry system enables the stores to validate, at the time of sale, whether a particular frame selected by the customer is in stock and whether the combination of the customer’s prescription, selected lenses and frame is within manufacturing tolerances.
      Competition. In general, the retail optical industry is highly competitive and fragmented. U.S. Vision principally operates as a store-within-a-store optical retailer under the licensed brands of the host stores with which it has license or lease agreements. Principal competitors in this segment include Cole National (Sears Optical, Target and BJ’s Wholesale Club), Wal-Mart, National Vision, Inc. (Wal-Mart and Fred Meyer), Costco and Shopko.
      In addition to the store-within-a-store optical retailers, U.S. Vision competes with (i) national and regional optical retail chains; (ii) independent practitioners (including opticians, optometrists and ophthalmologists who operate an optical dispensary within their practice) and (iii) health maintenance organizations. Additionally, U.S. Vision faces the possibility of a decreased demand for eyeglasses and contact lenses as advances in, and the acceptability of, vision correction technologies, including laser surgery and other surgical vision correction procedures continue to grow.
      Several of U.S. Vision’s competitors have significantly greater financial resources than it does. The retail optical industry engages in price-related promotions as a standard marketing practice and some of U.S. Vision’s competitors are able to pursue more aggressive pricing and promotional strategies (at the expense of profits) for longer periods of time than U.S. Vision can.
      Government Regulation. U.S. Vision is subject to a variety of federal, state and local laws, rules and regulations affecting the health care industry and the delivery of health care services. State and local legal requirements vary widely among jurisdictions and are subject to frequent change. Federal legal requirements are also subject to change.
      Relationships between U.S. Vision and independent optometrists and ophthalmologists are subject to federal, state and local laws and regulations. State laws generally prohibit the practice of medicine and optometry by unlicensed practitioners. In addition, many states prohibit medical practitioners and optometrists from splitting fees with business corporations such as U.S. Vision and prohibit the practice of medicine and optometry by corporate entities. Some states have enacted laws governing the ability of ophthalmologists and optometrists to enter into contracts to provide professional services with business corporations or lay persons. Some states prohibit U.S. Vision from computing its fee for rent, equipment leases and management services provided by it based on a percentage of the gross revenue of the ophthalmologists and the optometrists. Such requirements are particularly comprehensive in California and Texas, where U.S. Vision operates 48 and 29 stores, respectively. Further, some states restrict the location of optometric offices in relation to optical stores and regulate advertising and the solicitation of prospective patients.
      Relationships between U.S. Vision and independent ophthalmologists and optometrists are also subject to the fraud and abuse provisions of the federal Social Security Act which include the “anti-kickback” laws. The anti-kickback laws prohibit the offering, payment, solicitation or receipt of any direct or indirect remuneration for the referral of Medicare or Medicaid patients or for the ordering or providing of Medicare of Medicaid covered services, items or equipment. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities and exclusion from participation in the Medicare and Medicaid programs. Several states, including states in which U.S. Vision operates, have adopted similar laws that cover patients with private health insurance coverage as well as those covered by government programs. Although management believes that it is not in violation of the anti-kickback laws, the applicability of these provisions has been subject to only limited judicial and regulatory interpretation. In addition, certain of U.S. Vision’s products must comply with standards set by the FDA.
      U.S. Vision, as well as the independent optometrists providing services in or adjacent to its stores, from time to time receives inquiries from regulatory bodies regarding compliance with applicable state and local regulations. If U.S. Vision’s relationships with ophthalmologists and optometrists are challenged, it may be required to alter the manner in which it conducts its business. There can be no assurance that a review of U.S. Vision’s business by courts or regulatory authorities will not result in determinations that could adversely affect operations or that new laws, regulations or interpretations of current laws and regulations will not have a material adverse effect on U.S. Vision’s business, financial condition or results of operation.
      Employees. As of February 2, 2006, U.S. Vision had 2,037 full-time and part-time employees of which, 1,554 were employed in retail outlets, 372 were employed in manufacturing and distribution and 111 were employed in administrative, marketing and managerial positions. U.S. Vision is not a party to a collective bargaining agreement.
OptiCare
      OptiCare is an integrated eye care services company that operates through two divisions, which are referred to herein as “Consumer Vision” and ”Managed Vision”. Consumer Vision sells retail optical products to consumers and owns and/or operates integrated eye health centers, professional optometric practices and surgical facilities in the State of Connecticut. Managed Vision, which is based in Rocky Mount, North Carolina, contracts with insurers, employer groups, managed care plans, HMOs and other third-party payers to manage claims payment and other administrative services of eye health benefits for contracting parties in fifteen states and to provide insurance coverage relating to certain eye care products and services.

Consumer Vision
      All of Consumer Vision’s operations are located in the State of Connecticut where it is the second largest optical retailer. It provides eye care services and products to consumers and patients through a total of 18 retail optical locations and two surgery centers, one of which is a laser correction center. In its integrated eye health centers, comprehensive eye care services are provided by ophthalmologists and optometrists. Consumer Vision seeks to grow by maximizing the revenue potential of existing locations and operations and acquiring additional locations. Its operations are medically driven. OptiCare conducts all of the management, billing, systems and related procedures for the operation of these facilities.
      Customers and Patients. Customers and patients are individuals who typically come to Consumer Vision for eye exams, spectacle frames, corrective lenses, surgery and non-prescription eyewear, such as sunglasses. Consumer Vision is not dependent upon customers or patients of any particular age, gender, ethnic origin or from any particular community or economic strata.
      Professional Services. For Consumer Vision’s integrated eye health centers, professional optometric practices and surgical centers, it contracts with a professional corporation, OptiCare P.C., which employs ophthalmologists and optometrists, to provide surgical, medical, optometric and other professional services to patients. Pursuant to a Professional Services and Support Agreement which covers this relationship, Consumer Vision provides certain management services to OptiCare P.C., which it deems to be, and refers to as, its “professional affiliate.” Through nine integrated eye health centers, comprehensive eye care services are provided to patients. These services include medical and surgical treatment of eye diseases and disorders by ophthalmologists, and vision measuring and non-surgical eye care correction and treatment services by optometrists.
      Professional Optometric Practices. Consumer Vision’s professional optometric practice locations provide vision correction services by optometrists, and/or sell eyeglasses and other optical products. These facilities are either free-standing or are located within Consumer Vision’s fully integrated eye health centers. OptiCare’s professional optometric practices provide all customary optical goods. Consumer Vision operates 18 retail optical locations (nine of those facilities also offer medical services and are referred to as the “integrated eye health centers” discussed above).
      Surgical Centers. Consumer Vision owns and operates two surgery centers, one of which is a laser correction center. In its ambulatory surgery center in Waterbury, Connecticut, ophthalmic surgeons perform a range of eye care surgical procedures, including cataract surgery and surgical treatment of glaucoma, macular degeneration and diabetic retinopathy. In its laser center in Danbury, Connecticut, OptiCare uses a VISX excimer laser for the correction of nearsightedness, farsightedness and astigmatism. In these centers, Consumer Vision bills patients (or their insurers, HMOs, Medicare, Medicaid or other responsible third-party payers) for use of the surgery facility. The surgeons bill the patients separately for their services. For laser correction, patients are billed directly and, generally, Consumer Vision is not reimbursed by third-party payers. Consumer Vision’s ambulatory facility in Waterbury is state licensed and approved for the payment of facility fees by most health plans and is Medicare approved.
      Optical Laboratory. Consumer Vision has a manufacturing facility in which lenses are surfaced and or edged to specifications and supplied to all of its locations. Additionally, the lab manufacturing services are integrated into two Managed Vision programs that are administered in Connecticut.
      During the three fiscal years ended December 31, 2005, the percentage of OptiCare’s consolidated revenues from the sale of optical products and professional eye care services was as follows:

	Year Ended
	December 31,

Product or Services	2005	2004	2003

Optical products	28%	27%	25%
Professional eye care services	27%	27%	25%
      Purchasing. On January 12, 2005, effective as of December 31, 2004, OptiCare sold its Distribution Division to AECC/ Pearlman Buying Group, LLC and Wise Optical LLC, entities formed by Dean J. Yimoyines, M.D., its Chief Executive Officer and Chairman who is also the President and Chief Executive Officer of its professional affiliate, OptiCare P.C. In connection with such sale, OptiCare entered into a supply agreement with a four year commitment to purchase, on a non-exclusive basis $4.2 million of optical products per year through AECC/ Pearlman Buying Group, LLC from certain designated manufacturers and suppliers. This annual commitment includes the purchase of approximately $1.3 million of contact lenses a year from Wise Optical LLC. Under the supply agreement, OptiCare is also obligated to pay AECC/ Pearlman Buying Group, LLC an annual fee based on the total of all purchases it makes under the supply agreement. If the supply agreement is terminated because of OptiCare’s default, OptiCare must make a buyout payment of between $0.8 million and $0.2 million depending on when the supply agreement is terminated. As a result of this supply agreement, Consumer Vision purchases most of its eyeglass frames, ophthalmic lenses, contact lenses and other optical goods and devices through AECC Pearlman Buying Group, LLC.
      Competition. The most direct competition for Consumer Vision is with independent ophthalmologists and optometrists, as well as with regional operators of retail optical locations. Retail optical operators compete on price, service, product availability and location. While several of Consumer Vision’s competitors have greater financial and other resources than it has or may charge less for certain services than it does, Consumer Vision believes the integrated nature of its business model provides significant competitive advantages in the marketplace.
      Government Regulation. In addition to the federal, state and local laws, rules and regulations described in “U.S. Vision — Government Regulation” above, Consumer Vision is subject to the following:

Corporate Practice of Ophthalmology and Optometry. The laws of Connecticut prohibit the practice of ophthalmology and optometry by corporations that are not owned entirely by licensed physicians specializing in ophthalmology and optometrists. Consumer Vision’s Professional Services and Support Agreement with OptiCare P.C., its professional affiliate, specifically provides that all decisions required by law to be made by licensed ophthalmologists or optometrists shall be made only by such licensed persons, and that Consumer Vision shall not engage in any services or activities which would constitute the practice of ophthalmology or optometry. If health care regulations and their interpretations change in the future, Consumer Vision may have to revise the terms of such agreement to comply with regulatory changes.

Surgical Facility Regulations. Its licensed ophthalmic outpatient surgical facility in Waterbury, Connecticut is subject to the terms of Certificate of Need approvals from the Office of Health Care Access and licensure under the provisions of the Connecticut Public Health Code. The facility also is a participating provider under the federal Medicare and Connecticut Medicaid programs and has provider agreements with various commercial and governmental third-party payers. Violation of any of the terms and conditions of the Certificate of Need approvals and the Connecticut Public Health Code license governing the facility’s operation could result in fines or other sanctions against the facility and its operators, including Consumer Vision being enjoined or precluded from further operation of the facility. Failure to adhere to the terms of participation for the Medicare or Medicaid programs or a violation of billing or other requirements for the public and private third-party payment programs governing the facility could result in civil or criminal sanctions against the facility and its operators, refund obligations or claims denials and/or termination or exclusion from participation in Medicare, Medicaid or other payer programs. The structure of relationships involving the facility and clinicians providing services in conjunction with the facility also is subject to federal fraud and abuse statutes (including the anti-kickback statute) and related state and federal authorities.

Excimer Laser Regulation. Medical devices, including the excimer laser used in OptiCare’s Danbury, Connecticut laser surgery center, are subject to regulation by the U.S. Food and Drug Administration (“FDA”). Failure to comply with applicable FDA requirements could subject Consumer Vision, its affiliated providers or laser manufacturers to enforcement action, product seizures, recalls, withdrawal of approvals and civil and criminal penalties. Further, failure to comply with regulatory requirements could result in a limitation on, or prohibition of, Consumer Vision’s use of excimer lasers. Currently, the FDA recognizes that physicians may, in their medical judgment, determine that a particular FDA approved laser is appropriate to use for a particular procedure, even if such use has not been evaluated by the FDA. The FDA’s policy on such non-FDA approved use is that it falls under the practice of medicine and is not within the jurisdiction of the FDA. If the FDA was to adversely change its policy with regard to non-FDA approved uses, or take any other adverse regulatory action, it could have a detrimental effect on Consumer Vision’s use of excimer lasers.

Regulation of Laser Vision Marketing. The marketing and promotion of laser correction and other vision correction surgery procedures in the U.S. is subject to regulation by the FDA and the Federal Trade Commission (“FTC”). The FDA and FTC have released a joint communiqué on the requirements for marketing these procedures in compliance with the laws administered by both agencies. The FTC staff also issued more detailed staff guidance on the marketing and promotion of these procedures. It has been monitoring marketing activities in this area through a non-public inquiry to identify activities that may require further FTC attention. The FDA has traditionally taken the position that the promotion and advertising of lasers by manufacturers and physicians should be limited to the uses approved by the FDA. Although the FDA does not prevent non-approved uses of excimer lasers, the FDA reserves the right to regulate advertising and promotion of non-FDA-approved uses.

Prohibitions of Certain Referrals. The Omnibus Budget Reconciliation Act of 1993 includes a provision that significantly expands the scope of the Ethics in Patient Referral Act, also known as the “Stark Law.” The provisions of the Stark Law originally prohibited a physician from referring a Medicare or Medicaid patient to any entity for the provision of clinical laboratory services if the physician or a family member of the physician had an ownership interest in or compensation relationship with the entity. Revisions to the Stark Law since 1993 prohibit a referral to an entity in which the physician or a family member has a prohibited ownership interest or compensation relationship if the referral is for any of a list of “designated health services,” which includes “prosthetic devices.” Under federal authority and the standards imposed by various state Medicaid programs, eyeglasses and contact lenses for patients who have undergone certain ophthalmic procedures would be considered prosthetic devices covered by the Stark Law and regulations. The Stark regulations provide that the prohibition of referrals for these types of eyewear does not apply if the arrangement between the physician and the eyewear seller conforms to the Medicare and Medicaid anti-kickback statute (42 USC Section 1320a-7b), referred to as the Anti-Kickback Statute, and other regulatory requirements. There can be no assurance that future interpretations of such laws and future regulations promulgated thereunder will not affect OptiCare’s existing relationship with its professional affiliate.

Advertising Restrictions. Many states have laws that prohibit licensed eye care professionals from using advertising that includes any name other than their own, or from advertising in any manner that is likely to mislead a person to believe that a non-licensed professional is eligible to be engaged in the delivery of eye care services. Advertising is prohibited if it is undertaken in a manner that is deemed inappropriate for a professional or likely to mislead. There are regulatory requirements in Connecticut delineating certain specific advertising requirements with which Consumer Vision must comply.

Health Insurance Portability and Accountability Act — Administrative Simplification. This federal statute and its regulations, discussed below in “Managed Vision — Government Regulation” are also applicable to the Consumer Vision.

Interpretation and Implications. The laws described above provide for civil and criminal penalties and have been subject to limited judicial and regulatory interpretation. They are enforced by regulatory agencies that are vested with broad discretion in interpreting their meaning. OptiCare’s agreements and activities have not been examined by federal or state authorities under these laws and regulations. There can be no assurance that review of OptiCare’s business arrangements will not result in determinations that adversely affect its operations or that certain material agreements between it and eye care providers or third-party payers will not be held invalid and unenforceable. Any limitation on OptiCare’s ability to continue operating in the manner in which it has operated in the past could have an adverse effect on OptiCare’s business, financial condition and results of operations.

Managed Vision
      On January 31, 2006, the boards of directors of the Company and OptiCare approved a plan to sell Managed Vision. Also on that date, the Company, OptiCare and a nationally recognized managed care provider entered into a non-binding letter of intent regarding the sale. We currently expect to complete the sale of Managed Vision by June 30, 2006, although such completion is contingent upon negotiation of definitive documentation, regulatory approvals and satisfaction of customary closing conditions. Pending such sale, operations of the Managed Vision Division will continue in the ordinary course.
      Managed Vision contracts with insurers, employer groups, managed care plans, HMOs and other third-party payers to manage claims payment and administration of eye health benefits for those contracting parties in Connecticut, Colorado, Florida, Georgia, Louisiana, Mississippi, Missouri, New Jersey, New York, North Carolina, Oklahoma, South Carolina, Tennessee, Texas and Wisconsin. The typical range of benefits administered includes well eye exams, prescription optical products and medical and surgical services related to eye care. Most of Managed Vision’s contracts have terms of one to three years and contain an automatic renewal provision for additional one-year periods and grant either party the right to terminate the contract upon 90 to 180 days’ notice. During 2005, Managed Vision’s contract with United HealthCare accounted for approximately 13%, of OptiCare’s consolidated revenues and the loss of this customer would have a material adverse effect on Managed Vision.
      As of December 31, 2005, Managed Vision administered eye care benefit programs, delivered through networks of eye care professionals nationwide, for enrollees under capitation (i.e., payment by an insurer to a managed care entity or network of a fixed amount) and/or fee-for-service arrangements.
      Products and Services. Managed Vision administers vision benefits for health plans under capitation and fee-for-service arrangements. Benefits administered under these programs are for well vision, preventive exams and optical hardware in addition to medical and surgical eye care benefits. Managed Vision assumes partial or full financial risk with respect to the majority of the enrollees for which it administers vision benefits. It also offers a “Direct-to-Employer” program, which includes (i) insurance coverage for well vision, preventive examinations and optical hardware through Fidelity Security Life Insurance Company and through its captive insurance company, OptiCare Vision Insurance Company, Inc., (ii) Section 125 vision which allows qualified groups and individuals to participate in vision programs for well vision, preventive examinations and optical hardware on a pre-tax basis and/or (iii) administers benefits on a fee basis for well vision, preventive examinations and optical hardware for qualified groups which are self-funded.

      The following are the principal components of Managed Vision’s operations:

•	Provider Contracting — Upon obtaining a managed care contract, Managed Vision typically defines and/or develops a network of ophthalmologists, optometrists and opticians, facilities and anesthesiologists to provide the eye care services required under the contract.

•	Provider Credentialing — Under several contracts, Managed Vision “credentials” eye care professionals (i.e., establish to both its, and the third-party payer’s satisfaction, the credentials of such professionals) who provide the eye care services specified under the contract to the third-party payer’s members. In addition to its network enrollment process, Managed Vision credentials when requested by the health plan or as required by state law consistent with the standards established by those plans or applicable law. In those instances, Managed Vision undertakes a review process on each prospective eye care professional, which includes obtaining a copy of the state license and Drug Enforcement Agency number, verifying hospital privileges, liability insurance and board certification and reviewing work history.

•	Claims Payment — For most contracted payers, Managed Vision pays claims to its network providers for services rendered in the fulfillment of vision benefits for members. Managed Vision also has Internet capabilities for authorizations (if needed), direct claim submission and claim tracking. Additionally, Managed Vision accepts claims via electronic data interchange, enabling providers to send claims through their own practice management software.

•	Systems — To enhance its claims payment administration, Managed Vision utilizes proprietary systems, which allow it to strictly follow Center for Medicare and Medicaid Services’ rules for payment of eye care claims. In addition, Managed Vision has posted on-line its clinical criteria for treatment of every eye care condition for which it provides covered services. Managed Vision’s providers can use its secure web server to check these criteria and to inform themselves of new or modified criteria as changes occur.

•	Utilization Management — Managed Vision’s Utilization Management staff ensures that established clinical criteria are followed in provision of services and benefits to members. Using proprietary clinical criteria for eye care procedures that are based on Center for Medicare and Medicaid Services’ local carrier policy and the American Academy of Ophthalmology’s guidelines; Managed Vision works with eye care professionals to determine appropriate eye care treatments.

•	Plan Member Relations — Service representatives answer plan members’ questions relating to their benefits and the status of their claims and help resolve complaints relating to their eye care treatment.

•	Provider Relations — Managed Vision continuously educates providers concerning the various plan benefits being administered. In addition, with the assistance of Managed Vision’s staff, providers may obtain any required authorizations prior to performing certain eye care procedures.

•	Quality Management — Managed Vision’s Quality Management Department tracks complaints and concerns and conducts surveys for members, providers and payers to ensure that all parties are satisfied with the services and the service levels provided. Department personnel also recommend, or take, steps to address conditions from which valid complaints have arisen. In addition, Managed Vision performs retrospective-outcome studies and other quality assessment studies on the care rendered by its network of providers.

•	Claim Data Analysis — Managed Vision’s financial analysts review claim and other data to provide feedback to management and to the insurance companies and other payers with which it has claims payment contracts concerning its performance, enabling management to maintain profitability while providing excellent service.
      Competition. Generally, managed care organizations compete on the basis of administrative strength, size, quality and geographic coverage of their provider networks, marketing abilities, information systems, operating efficiencies and price. Managed Vision competes with several regional and national eye health companies, which provide services to health plans, associations, employer groups and various other payers. It also competes for managed care contracts with HMOs, PPOs and private insurers. Many of Managed Vision’s competitors have larger provider networks and greater financial and other resources than Managed Vision. Its largest competitor is Vision Service Plan of America.
      Government Regulation. Managed Vision is subject to the following legal requirements and regulations:
      Licensing Requirements. Many states impose licensure requirements on health insurance companies, HMOs and other companies that engage in the business of insurance, pre-paid health care or defined managed care activities. In some states, these laws do not apply to the discounted fee-for-service or capitation programs between insurers and provider networks contracting with those insurers. Certain states, however, such as Texas, where Managed Vision works on a capitated basis, require that the risk-bearing entity (e.g., the managed care company) be licensed for capitated arrangements. As a risk-bearing entity, Managed Vision is currently licensed and operates its capitated arrangements through a wholly-owned, single-service HMO subsidiary, AECC Total Vision Health Plan of Texas, Inc. (“AECC”).
      If Managed Vision is required to become licensed under the laws of states other than Texas for its managed care vision benefits products, the licensure process could be lengthy and time consuming. In states where Managed Vision already is conducting such business, unless the regulatory authority permits it to continue to operate while the licensure process is progressing, Managed Vision could suffer losses of revenue that would result in material adverse changes in its business while the licensing process is pending. In addition, licensing requirements may mandate strict financial and other requirements Managed Vision may not immediately be able to meet and which, if waivers or other exemptions are not available, might cause Managed Vision to withdraw from those states or otherwise cause a material adverse change to its business, operations or financial position. The same risks may not apply to the same degree for Managed Vision’s Direct-to-Employer suite of products due to its relationship with Fidelity Security Life Insurance Company, which is licensed to write life and health insurance in all 50 states (except in New York, where it may write only reinsurance). Once licensed, Managed Vision would be subject to regulatory compliance and required to report to the licensing authority.
      Some states require licensing for companies providing administrative services in connection with a managed care business. Managed Vision currently holds third-party administrator licenses in Florida, North Carolina, South Carolina and Texas. Managed Vision may seek licenses in the states which they are required for eye care networks, if needed. In the event such licensure is required and Managed Vision is unable to obtain a license, Managed Vision may be forced to withdraw from that state, which could have a material adverse effect on its business.
      Managed Vision has a Preferred Provider Network license in Connecticut, an Organized Delivery System Certification in New Jersey and an Individual Practice Association in New York.
      The licensing requirements described can also serve as a barrier to entry to competition in states where such licensure is required.
      Regulation of OptiCare’s Captive Insurance Subsidiary. OptiCare Vision Insurance Company is a licensed Captive Insurance Company domiciled in South Carolina. It is subject to regulation and supervision by the South Carolina Department of Insurance, which requires OptiCare to maintain $500,000 of unencumbered capital and surplus via a letter of credit.
      Regulation of OptiCare’s HMO Subsidiary. AECC is a licensed single service HMO. It is subject to regulation and supervision by the Texas Department of Insurance, which has broad administrative powers relating to standards of solvency, minimum capital and surplus requirements, maintenance of required reserves, payment of dividends, statutory accounting and reporting practices and other financial and operational matters. The Texas Department of Insurance requires that stipulated amounts of paid-in-capital and surplus be maintained at all times. AECC is required by terms of an Order of the Commissioner of Insurance, dated August 12, 1999, as modified in November 2003, to maintain a minimum net worth of $500,000. Dividends payable to OptiCare by its Texas HMO subsidiary are generally limited to the lesser of 10% of statutory-basis capital and surplus or net income of the preceding year excluding realized capital gains.

In addition, OptiCare’s agreement with the Texas Department of Insurance required OptiCare to pledge investments of $250,000 at December 31, 2004 and December 31, 2003.
      Preferred Provider Networks. Managed Vision is registered as a preferred provider network (“PPN”) with the Department of Insurance of Connecticut. Many states have provider network licensure registration requirements and many of these mandate that an organization have specified financial reserves or insolvency protections and provide financial reporting and disclosures to state officials.
      “Any Willing Provider” Laws. Some states have adopted, and others are considering, legislation that requires managed care networks to include any qualified and licensed provider who is willing to abide by the terms of the network’s contracts. These laws could limit Managed Vision’s ability to develop effective managed care networks in such states. However, Managed Vision believes that if such legislation were adopted that the unique medical management and eye care claim data analysis services it offers would provide great value to its clients.
      Health Insurance Portability and Accountability Act — Administrative Simplification. The Health Insurance Portability and Accountability Act (“HIPAA”), passed in 1996 by Congress, requires the Department of Health and Human Services (“HHS”) to enact standards for information sharing, security and the use, disclosure and confidentiality of patients’ protected health information. The HHS, in its administrative simplification provisions, has published three sets of final regulations implementing healthcare transactions and privacy standards under HIPAA. These regulations apply to what are termed “covered entities” (i.e., health plan, health care clearinghouse and healthcare provider) and, under terms of the regulations, in certain instances Managed Vision may be a covered entity and in other instances Managed Vision may be classified as a “business associate” of an independent covered entity. In addition, state laws may place additional limitations on the use or disclosure of patients’ information.
      In addition to its administrative simplification provisions, HIPAA also imposes criminal penalties for fraud against any healthcare benefit program, for theft or embezzlement involving healthcare and for false statements in connection with the payment of any health benefits. Although Managed Vision does not know of any current violations of the fraud and abuse provisions of HIPAA, if it were found to be in violation of these provisions, the government could seek penalties against it including exclusion from participation in government payer programs. Significant fines could cause liquidity problems for Managed Vision and adversely affect its results of operations.

OptiCare Trademarks, Domain Names and Assumed Names
      OptiCare owns the following U.S. trademark registrations: OPTICARE and the miscellaneous curve design, which is the OptiCare Health Systems, Inc. logo; EYE CARE FOR A LIFETIME; EYEWEAR AND EYE CARE FOR A LIFETIME; CONNECTICUT VISION CORRECTION; LOSE THE GLASSES, KEEP THE VISION; THE DIFFERENCE IS CLEAR; and KEEPING YOU AHEAD OF THE CURVE. OptiCare also maintains a common law trademark in CLAIM IT.
      OptiCare owns the following domain names: opticare.com; opticare.net; opticare-ehn.com; opticarevisionplan.com; myvisionplan.com; opticarenas.net; ncfbvision.com; ncfbvision.net; opticarevisionplans.net; opticarevisionplan.net; and opticare-ehn.net.
      Except for the “OptiCare” mark which is used by and important to, the operations of both Consumer Vision and Managed Vision, OptiCare’s business is not dependent on any individual trademark or trade name.

OptiCare Employees
      As of February 2, 2006, OptiCare, together with its professional affiliate, had approximately 332 employees, including 78 ophthalmologists, optometrists and opticians and 38 ophthalmic assistants. These numbers include an aggregate of approximately 38 part-time personnel who work fewer than 30 hours per week. Of the 332 employees, 59 work in Managed Vision. OptiCare is not a party to any collective bargaining agreement.

Item 1A.     Risk Factors
Successful Integration will be Complex and Time-Consuming.
      Successful integration of the Company, OptiCare and U.S. Vision will require, among other things, implementing a strategic plan for the combined companies. We may not accomplish this integration successfully and any diversion of management’s attention to the integration effort and any difficulty encountered in combining or coordinating operations could cause the interruption of, or a loss of momentum in, the activities of any or all of the companies’ businesses. Furthermore, employee morale may suffer, and we may have difficulty retaining key personnel. There is no assurance that we will be able to maintain or renew all of OptiCare’s and U.S. Vision’s current contracts and relationships.
We May not be able to Compete Effectively with Other Eye Care Distributors and Other Eye Care Services Companies which Have More Resources and Experience than us.
      On October 4, 2004, Luxottica, the parent of LensCrafters and the world leader in the design, manufacture and distribution of prescription frames and sunglasses in the mid- and premium-price categories, acquired Cole National, a leading optical retailer which also operates CMV, a major national vision program. Prior to this acquisition, Luxottica was already the dominant optical retailer in the United States with more sales and resources than its competitors. Its acquisition of Cole National substantially lessens the ability of retail optical companies, including us as a result of the mergers, to successfully compete with it.
      In addition, some companies in the retail optical business have substantially greater financial, technical, managerial, marketing and other resources and experience than we do. As a result, these other companies may compete more effectively than us and our subsidiaries. We compete with other businesses, including other eye care services companies, hospitals, individual ophthalmology and optometry practices, other ambulatory surgery and laser vision correction centers, managed care companies, eye care clinics and providers of retail optical products. Companies in other health care industry segments, including managers of hospital-based medical specialties or large group medical practices, may become competitors in providing surgery and laser centers, as well as competitive eye care-related services.
      The failure to compete effectively with these and other competitors could have a material adverse effect on our business, financial condition and results of operations. The retail optical industry engages in price-related promotions as a standard marketing practice. Several competitors have greater financial and other resources than we do, which may enable such competitors to pursue more aggressive pricing and promotional strategies at the expense of profits for longer periods of time than we can.
      We also face the possibility of a decreased demand for eyeglasses and contact lenses as advances in, and the acceptability of, vision correction technologies, including laser surgery and other surgical vision correction procedures, continue to grow.
U.S. Vision’s Business is Materially Dependent Upon the Revenues that it Derives as a Participating Provider under its Agreement with CMV
      U.S. Vision’s business is materially dependent upon the revenues that it derives as a participating provider through CMV. This business accounted for approximately 22% of U.S. Vision’s revenue for the fiscal year ended January 31, 2006. Luxottica, which owns CMV and also owns EyeMed Vision Care, a leading managed vision care organization, recently announced that it was integrating the operations of EyeMed Vision Care and CMV. U.S. Vision’s participating provider agreement with CMV expires on December 31, 2008. As a result of this integration, it appears unlikely that U.S. Vision will be able to renew or extend its agreement with CMV or enter into a comparable agreement with EyeMed Vision Care. We are seeking various agreements and studying various alternatives to minimize the effect of such termination on our business. However no assurance can be given that we will be able to enter into other agreements or find suitable alternatives. If we are not able to do so and the CMV agreement is terminated, there will likely be a material adverse impact on our business, operations and/or financial condition.

Our Business is Subject to Health Care Regulations, Which Could Materially Adversely Affect Our Business, Financial Condition and Results of Operations.
      The businesses is currently subject to extensive federal and state governmental regulation and supervision. These regulations include, but are not limited to:

•	anti-kickback statutes;

•	self-referral laws;

•	insurance and licensor requirements associated with the managed care business;

•	civil false claims acts;

•	corporate practice of medicine restrictions;

•	fee-splitting laws;

•	facility license requirements and certificates of need;

•	regulation of medical devices, including laser vision correction and other refractive surgery procedures;

•	FDA and FTC guidelines for marketing laser vision correction; and

•	regulation of personally identifiable health information.
      We have no assurance that these laws and regulations will not change or be interpreted in the future either to restrict or adversely affect its business activities.
Changes in the Regulatory Environment Applicable to the Retail Eye Care Business, Including Health-Care Cost Containment Efforts by Medicare, Medicaid and Other Third-Party Payers may Adversely Affect the Company’s Profits.
      The health care industry has experienced a trend toward cost containment as government and private third-party payers seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. Our revenues will be subject to pre-determined Medicare reimbursement rates for certain products and services, and decreases in Medicare reimbursement rates could have an adverse effect on our results of operations if we cannot offset these reductions through increases in revenues or decreases in operating costs. To some degree, prices for health care services and products are driven by Medicare reimbursement rates, so that non-Medicare business is also affected by changes in Medicare reimbursement rates. In addition, federal and state governments are currently considering various types of health care initiatives and comprehensive revisions to the health care and health insurance systems. Some of the proposals under consideration, or others that may be introduced, could, if adopted, have a material adverse effect on our business, financial condition and results of operations following the mergers.
Risks Related to the Eye Care Industry, Including the Cost and Availability of Medical Malpractice Insurance, and Possible Adverse Long-Term Experience With Laser and Other Surgical Vision Correction Could Have a Material Adverse Effect on Our Business, Financial Condition and Results of Operations
      The provision of eye care services entails the potentially significant risk of physical injury to patients and an inherent risk of potential malpractice, product liability and other similar claims. Insurance may not be adequate to satisfy claims or protect the combined company and its affiliated eye care providers, and this coverage may not continue to be available at acceptable costs. A partially or completely uninsured claim against us or our subsidiaries following the mergers could have a material adverse effect on the business, financial condition and results of operations.

Managed Care Companies Face Increasing Threats of Private-Party Litigation, Including Class Actions, Over the Scope of Care for Which Managed Care Companies Must Pay.
      Several large national managed care companies have been the target of class action lawsuits alleging fraudulent practices in the determination of health care coverage policies for their beneficiaries. Such lawsuits have, thus far, been aimed solely at full service managed care plans and not companies that specialize in specific segments, such as eye care. We cannot assure you that private party litigation, including class action suits, will not target eye care in the future, or that the combined company will not otherwise be affected by such litigation following the mergers.
Loss of the Services of Key Management Personnel Could Adversely Affect the Company’s Business.
      The successful completion of the mergers and integration of OptiCare and U.S. Vision depends upon the continued services of certain executive officers of the Company, OptiCare and U.S. Vision. We believe that the loss of certain of such executive officers during this period could have a material adverse effect on our business, financial condition and results of operations.
Palisade Owns Sufficient Shares of the Company’s Common Stock to Control the Company’s Board of Directors and Control the Outcome of any Stockholder Vote.
      Palisade currently owns approximately 88% of our common stock and therefore will determine the outcome of all corporate matters requiring stockholder approval, including the election of all of our directors and material transactions.
Conflicts of Interest May Arise Between Palisade and the Company.
      Conflicts of interest may arise between us and Palisade and its affiliates in areas relating to past, ongoing and future relationships and other matters. These potential conflicts of interest include corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by Palisade of the shares of our stock held by it, and the exercise by Palisade of its ability to control our management and affairs. In addition one of our directors is an officer of PCM and a member of Holdings, both of which are affiliates of Palisade. There can be no assurance that any conflicts that may arise between Palisade and us that will not have a material adverse effect on our business, financial condition and results of operations or our other stockholders.
      In connection with the formation of a new private equity partnership, PCM intends to consult with a group of senior experienced operating executives to assist it in the screening and selection of investment opportunities as well as ongoing monitoring and management of portfolio companies. Included in this group are Eugene K. Bolton, a director; Clark A. Johnson, a director and an owner of a 5% preferred, non-voting equity interest in PCM; Melvin Meskin, a director; Mark S. Newman, a director; and Jeffrey D. Serkes, a director. In most instances, it is expected that these persons would be compensated directly by the portfolio companies.
      Pursuant to employment agreements entered into on April 1, 2005, each of Robert L. Tuchman, the Company’s Senior Vice President and General Counsel, and Raymond A. Cardonne, Jr., the Company’s Chief Financial Officer, may enter into separate arrangements for his own account with PCM and/or any of its affiliated companies that are engaged in private equity or investment management pursuant to which he may become a member, partner, officer, director or stockholder of such entity or may provide consulting or professional services thereto provided that such activities do not materially interfere with the regular performance of his duties and responsibilities under his respective employment agreement. Messrs. Tuchman and Cardonne also have interests in the general partner of a private equity partnership recently formed by PCM.

OptiCare and U.S. Vision Have Not Had Profitable Operations in Recent Years, and We Cannot Assure that the Company will be Profitable.
      In recent years, OptiCare’s and U.S. Vision’s operations have not been profitable. OptiCare had net losses of $12.3 million and $8.3 million for the years ended December 31, 2003 and December 31, 2004, respectively. U.S. Vision had net losses of $4.22 million and $531,000 for the years ended January 31, 2004 and January 31, 2005, respectively. We cannot assure that efforts to improve profitability through, among other things, economies of scale and cost-efficiencies, will be successful or that the combined company will be profitable following the mergers.
If We Fail to Execute Our Growth Strategy, We May Not Be Profitable.
      We intend to expand our operations through organic growth, strategic acquisitions and/or other business combination transactions in the eye care industry. We believe that OptiCare can become the largest optical retailer in the State of Connecticut by acquiring additional locations in existing markets to fill in excess capacity as well as in new markets within the State of Connecticut.
      U.S. Vision is already one of the leading store-within-a-store optical retailers in the United States. Refac believes that there is opportunity for U.S. Vision to increase the number of stores within the existing host stores in which it operates as well as open new host store relationships. We also intend to explore the possibility of acquiring one or more free standing optical chains that might become available for sale. There can be no assurance that any or all of these growth initiatives will prove to be profitable.
      Additionally, the growth strategy of the combined company depends in part on its ability to expand and successfully implement an integrated business model. We expect that this growth strategy will result in increased responsibilities for management and additional demands on management, operating and financial systems and resources. The combined company’s ability to expand will also depend upon its ability to hire and train additional staff and managerial personnel, and adapt, as necessary, its structure to comply with present or future legal requirements affecting arrangements with ophthalmologists and optometrists.
      If we are unable to make strategic acquisitions in the eye care industry and implement its internal growth strategy following the mergers, its business, financial condition, results of operations and ability to achieve and sustain profitability could be materially adversely affected.
OptiCare’s Business is Substantially Dependent on a Professional Services and Support Agreement with a Professional Affiliate.
      The laws of the State of Connecticut (in which OptiCare conducts all of its operations) as well as some other states prohibit corporations that are not owned entirely by eye care professionals from (i) employing eye care professionals, (ii) receiving for their own account reimbursements from third-party payers for health care services rendered by licensed professionals; (iii) controlling clinical decision-making; or (iv) engaging in other activities that constitute the practice of ophthalmology or optometry. To comply with Connecticut law, OptiCare’s wholly-owned subsidiary, OptiCare Eye Health Centers, Inc., is party to a Professional Services and Support Agreement with OptiCare, P.C., a Connecticut professional corporation, of which Dr. Yimoyines, the current Chairman and Interim Chief Executive Officer of OptiCare, is the sole stockholder. Under this agreement, OptiCare, P.C. employs medical personnel and performs all ophthalmology and optometry services at OptiCare’s facilities in Connecticut.
      Conflicts of interests may also arise in connection with the Professional Services and Support Agreement, because Dean J. Yimoyines, the Chairman and Interim Chief Executive Officer of OptiCare, is the sole stockholder of OptiCare, P.C., the counterparty to such agreement.

If OptiCare’s Managed Vision Care Division Fails to Negotiate Profitable Capitated Fee Arrangements, it Could Have A Material Adverse Effect on the Results of Operations and Financial Condition of the Combined Company.
      Under some managed care contracts, known as “capitation” contracts, health care providers accept a fixed payment per member per month, whether or not a person covered by a managed care plan receives any services, and the health care provider is obligated to provide all necessary covered services to the patients covered under the agreement. Many of these contracts pass part of the financial risk of providing care from the payer, i.e., an HMO, health insurer, employee welfare plan or self-insured employer, to the provider. The growth of capitation contracts in markets which OptiCare serves could result in less certainty with respect to profitability and require a higher level of actuarial acumen than OptiCare currently uses to evaluate such contracts. We do not know whether OptiCare will be able to continue to negotiate arrangements on a capitated or other risk-sharing basis that prove to be profitable, or to pass the financial risks of providing care to other parties, or to accurately predict utilization or the costs of rendering services. In addition, changes in federal or state regulations of these contracts may limit OptiCare’s ability to transfer financial risks away from itself. Any such developments could have a material adverse effect on the business, financial condition and results of operations of the combined company following the mergers.
U.S. Vision’s Revenues Depend Largely Upon its Lease Arrangement with J.C. Penney Company, Inc.
      For the fiscal year ended January 31, 2005, 96.2% of U.S. Vision’s net sales were derived from sales in optical centers located within department stores. For the same period, net sales attributable to optical centers located within J.C. Penney stores represented approximately 69.3% of U.S. Vision’s sales. U.S. Vision is indirectly dependent on the operations and financial success of its host department stores. A decline in the sales, customer traffic or overall financial performance of J.C. Penney and its other host department stores, could have a material adverse effect on U.S. Vision’s business. It is anticipated that U.S. Vision will continue to rely upon several host stores for a majority of its revenues following the mergers. However, we cannot assure you that U.S. Vision will be able to maintain its relationships with Sears or its other host stores on favorable terms, if at all, following the mergers.
      U.S. Vision’s optical centers within J.C. Penney stores are subject to a master lease that expires in December 2007, but either party has the option to extend the term of the lease until December 2010. The master lease may be terminated early, but no more than 40 of U.S. Vision’s J.C. Penney optical centers may be closed by J.C. Penney in any calendar year for any reason, excluding any U.S. Vision stores closed by J.C. Penney as a result of a temporary or permanent closing of a J.C. Penney department store.
      The lease requires U.S. Vision to pay additional license fees to J.C. Penney should it enter into a licensed department agreement or similar arrangement with a national chain of department stores or large chain of discount stores that provides for more favorable terms and conditions relating to the amount and payment of license fees.
      A substantial change in U.S. Vision’s relationship with J.C. Penney resulting in the termination or change of optical center leases would have a material adverse effect on U.S. Vision’s business, financial condition and/or results of operations.
U.S. Vision’s Revenues Also Depend Upon its Lease Arrangements with Other Department Stores.
      Many of U.S. Vision’s retail optical departments located within other department stores are subject to lease arrangements that permit lease termination on short notice. There can be no assurance that any lease between U.S. Vision and a host store will not be terminated or its terms adversely changed. A substantial change in U.S. Vision’s relationship with one or more of its host department stores resulting in the termination or change of optical center leases could have a material adverse effect on its business, prospects, financial condition or results of operations.

U.S. Vision’s Business is Materially Dependent upon a Single Laboratory.
      U.S. Vision finishes all of its merchandise at its optical laboratory, distribution and lens grinding facility. An interruption in production at the facility is likely to have a material adverse effect on the combined company’s business, financial condition or results of operations.
Failure to Have Vision Care Professionals Available in or Near U.S. Vision’s Vision Centers Would Adversely Affect its Ability to Win Managed Care and Host Store Contracts, and Could Prevent U.S. Vision From Operating in Some States.
      U.S. Vision’s business and marketing strategies emphasize the availability of independent optometrists in close proximity to its vision centers. Accordingly, U.S. Vision has made arrangements with licensed optometrists to provide eye examination services at or adjacent to its retail locations in those states where it is permitted. These independent optometrists sublease space and equipment from U.S. Vision or from the host store. While U.S. Vision and the optometrists do not share in each other’s revenues, U.S. Vision believes the presence of the optometrists offering eye exams at its stores helps to generate sales, leads to repeat customers and reinforces the quality and professionalism of each store. Any difficulties or delays in securing the services of these professionals could adversely affect its business.
Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 is Likely to be Costly.
      Absent an additional extension from the Securities and Exchange Commission or change in its regulations, over the next year, the Company will need to document and test its internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. This law requires annual management assessments of the effectiveness of our internal controls over financial reporting and, commencing with fiscal year 2007, a report by our independent auditors addressing these assessments. Our efforts to comply with this law will result in significant added expense and a diversion of management time from strategic activities to compliance activities.
Item 2.     Properties

Corporate
      The Company maintains its corporate executive offices at One Bridge Plaza, Fort Lee, New Jersey 07024 in leased premises encompassing approximately 4,800 gross rentable square feet. The lease for these premises expires on June 30, 2009.
      The Company also leases approximately 26,000 gross rentable square feet located at The Hudson River Pier, 115 River Road, Edgewater, New Jersey 07020 under a sublease which expires on November 15, 2009. These premises had previously been used by the Company for its corporate headquarters and the creative studios for its product development and graphic design business segments, which were sold in 2002. As of the date of this report, approximately 15,500 and 9,200 gross rentable square feet have been subleased through October 31, 2009 and November 14, 2009, respectively. However, since November 2005, the Company has been in litigation with one of the subtenants. This subtenant is expected to surrender the 9,574 gross rentable square feet it is subleasing by the end of May 2006 and the Company is actively looking for a new subtenant for this space.

U.S. Vision
      U.S. Vision owns a 20,000 square foot facility in Glendora, New Jersey, which serves as its corporate headquarters, a neighboring 24,000 square foot distribution facility, a neighboring 60,000 square foot optical laboratory, and a neighboring 1,800 square foot corporate annex used to support its corporate headquarters.
      U.S. Vision’s 8 freestanding store locations are subject to lease arrangements which contain varying terms and are not subject to short notice lease termination provisions. The leases provide for monthly base lease payments plus, under certain circumstances, include an additional rent provision based on a percentage of U.S. Vision’s sales at each location. U.S. Vision’s current focus is on its leased department optical stores and it has not opened any freestanding stores during the past five fiscal years. As the leases for its existing freestanding stores expire, U.S. Vision evaluates whether the store’s contribution to profit before overhead warrants a short-term lease extension or renewal for a term not exceeding one-year, in which case it seeks to negotiate such extension or renewal with the landlord.

OptiCare
      OptiCare has executive offices in Waterbury, Connecticut and Rocky Mount, North Carolina.
      The Waterbury facility, which contains corporate offices and an integrated eye health center, is leased under three separate leases with remaining terms of six, six and eight years, respectively. These leases have renewal options of 20, 20 and 10 years, respectively. The combined base rent is $807,000 per year for a total of 44,000 square feet.
      The facility in Rocky Mount which contains OptiCare’s office for its Managed Vision Division is leased under one lease which began on August 1, 2002 and expires on August 1, 2007. The base rent for this facility is $146,000 per year for 15,000 square feet.
      The facilities in Waterbury, Connecticut described above are each leased from parties that are affiliated or associated with OptiCare’s Interim Chief Executive Officer. In addition, the Interim Chief Executive Officer or a related party has a minority ownership interest in OptiCare’s properties in Norwalk and New Milford, Connecticut.
      OptiCare leases 17 additional offices in the state of Connecticut for its Consumer Vision operation. These leases have remaining terms of up to ten years. Many of these leases are also subject to renewal options. OptiCare believes its properties are adequate and suitable for its business as presently conducted.
Item 3.     Legal Proceedings
      OptiVest, LLC v. OptiCare Health Systems, Inc., OptiCare Eye Health Centers, Inc. (“OEHC”) and Dean Yimoyines was filed in the Superior Court, Judicial District of Waterbury, Connecticut on or about January 14, 2002. Plaintiff is a Connecticut limited liability corporation that entered into an Asset Purchase Agreement for certain of OptiCare’s assets for $11,000,000, subject to a reduction if the working capital, as of the closing date, was less than $4,500,000. OptiCare believes it properly terminated the Asset Purchase Agreement based upon Plaintiff’s failure to obtain a financing commitment and to close within the time parameters of the asset Purchase Agreement. Plaintiff claims that it incurred expenses in investigating the purchase of assets under the Asset Purchase Agreement and that OptiCare misled Plaintiff with respect to OptiCare’s financial condition. Furthermore, Plaintiff alleges that OptiCare breached terms of the Asset Purchase Agreement and engaged in innocent misrepresentation, negligent misrepresentation, intentional and fraudulent misrepresentation and unfair trade practices with respect to the Asset Purchase Agreement. As a result of the foregoing, Plaintiff claims to have suffered damages. Plaintiff seeks specific performance of the Asset Purchase Agreement and an injunction prohibiting OptiCare from interfering with concluding the transactions contemplated by the Asset Purchase Agreement.
      By an Arbitration Agreement, dated as of January 30, 2004, the parties have agreed to arbitrate the controversy. In connection with the arbitration, on March 29, 2006, Plaintiff submitted a report claiming that its damages are no less than $15,440,000. OptiCare believes that Plaintiff’s claims are without merit and that OptiCare has meritorious defenses to Plaintiff’s claims. The hearing is currently expected to take place in June 2006.
      In the normal course of business, the Company and its subsidiaries are both a plaintiff and defendant in lawsuits incidental to their current and former operations. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2005 cannot be ascertained. The Company’s management is of the opinion that, after taking into account the merits of defenses and established reserves, the ultimate resolution of these matters will not have a material adverse effect in relation to the Company’s consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s common stock is listed on the American Stock Exchange and it had 617 stockholders of record as of March 24, 2006. The Company did not pay any cash dividends during the two year period ended December 31, 2005 and does not intend to pay any cash dividends to stockholders in the foreseeable future.
      The following table reflects the high and low closing stock prices of the common stock by calendar quarter the fiscal years ended December 31 2004 and 2005.

	2005		2004

	High	Low	High	Low

First quarter	$4.25	$4.10	$5.06	$4.72
Second quarter	6.10	4.10	4.80	4.68
Third quarter	8.00	5.86	4.83	4.65
Fourth quarter	8.50	7.85	4.66	4.11
EQUITY COMPENSATION PLANS
      The following table sets forth information as of December 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

	Number of Securities
	to be Issued	Weighted Average	Number of Securities
	Upon Exercise of	Exercise Price of	Remaining Available
Plan Category	Outstanding Options	Outstanding Options	for Future Issuance

	(a)	(b)	(c)
Equity compensation plans approved by security holders	523,500	$5.75	5,000
Equity compensation plans not approved by security holders(1)	50,000	$4.92	—

Total	573,500	$5.68	5,000

(1)	The Company granted to Cole Limited, Inc. (“CL”), an option to purchase 50,000 shares of the Company’s common stock at a per share exercise price of $4.92, which was equal to the fair market value of the Company’s common stock on the date of the grant. Although this option was not issued pursuant to any option plan, it is governed by the same terms set forth in the Company’s 2003 Stock Incentive Plan.
SALE OF UNREGISTERED SECURITIES
      On July 18, 2005, the Company sold and issued 50,000 shares of its common stock to Cole Limited, Inc. (“CL”) at a price of $4.92 per share, or an aggregate price of approximately $245,000, pursuant to the Stock Purchase Agreement (the “Stock Purchase Agreement”), dated June 20, 2005, between the Company and CL. On the date that the parties entered into the Stock Purchase Agreement, the closing price of the Company’s common stock on the American Stock Exchange was $4.92. The purpose of the stock purchase transaction was to provide the Company with additional working capital. The shares sold to CL were not registered in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In the Stock Purchase Agreement, CL made representations that: (i) it is an accredited investor within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, (ii) CL acquired the shares for its own account for investment only and had no intention of selling or distributing any of such shares, (iii) CL reviewed all information which it deemed to be important in connection with the transaction, recognized that the transaction involves risk and did not rely on any representation or warranty of the Company other than as specified in the Stock Purchase Agreement and (iv) CL recognized that the Company is relying on such representations so that the transaction is exempt from registration under the Securities Act. The certificate representing the shares issued to CL pursuant to the Stock Purchase Agreement include a customary legend that the shares are not registered under the Securities Act.
      On June 20, 2005, the Company also entered into a Consulting Agreement (the “Consulting Agreement”) with CL, a consulting firm headed by Jeffrey A. Cole. The Consulting Agreement has a term of one year starting June 1, 2005 and provides for CL to advise the Company on its optical interests and the operations of its subsidiaries and divisions, including developing a strategic plan, assisting on acquisition opportunities, assisting in financing and advising on corporate and retail operations. Under the Consulting Agreement, CL receives annual compensation of $100,000, payable in equal monthly installments, plus reimbursement for certain reasonable expenses. Concurrently with the execution of the Consulting Agreement, CL received options to purchase 50,000 shares of the Company’s common stock with an exercise price of $4.92, the fair market value on the date of grant. One third of such options vested upon the date of grant, and one-third vested on October 1, 2005 and the remaining one-third vested on February 1, 2006. On January 18, 2006, Mr. Cole was elected to the Company’s Board of Directors and its Executive Committee.
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of Shares
			Shares Purchased as	that may yet be
	Total Number of	Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plans(1)	the Plans

September 1 - September 30	16,330	$8.29	16,330	634,132
October 1 - October 31	10,580	$8.29	10,580	623,552
November 1 - November 30	18,495	$8.29	18,495	605,057
December 1 - December 31	20,162	$8.29	20,162	584,895

Total	65,567	$8.29	65,567

(1)	Pursuant to the Company’s merger agreement (the “Palisade Merger Agreement”), dated as of August 19, 2002, as amended, with Palisade, certain stockholders hold a non-transferable right to sell their shares of Company common stock to the Company for a price determined based upon the Company’s liquid distributable assets (“LDA”) as of June 30, 2005. Such calculation has been made and finalized at $8.29 per share. This right to sell the shares is non-transferable and is limited to stockholders who held their shares continuously from the date of the Palisade Merger through August 8, 2005, the date that the LDA calculation was finalized. The Company has restricted $4,849,000 of its cash and investments being held to maturity as of December 31, 2005 to maintain the Contingent Fund (as defined in the Palisade Merger Agreement). As of December 31, 2005 a total of 65,567 shares have been redeemed for a total amount of $544,000. Any Contingent Fund amounts that are related to Payment Rights that are not properly exercised on or before September 30, 2006 will become unrestricted. See Note 2 to the financial statements.

Item 6.	Selected Financial Data
REFAC OPTICAL GROUP AND SUBSIDIARIES
SELECTED FINANCIAL INFORMATION

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Revenues	$2,409	$1,779	$1,804	$6,415	$4,840
Net income (loss) from continuing operations	$(925)	$(239)	$(1,534)	$2,511	$2,764
Income (loss) from discontinued operations — net of taxes	—	$14	$38	$(1,697)	$(1,680)
Loss from cumulative effect of change in accounting principle — net of taxes	—	—	—	$(2,083)	—
Net income (loss)	$(925)	$(225)	$(1,496)	$(1,269)	$1,084
Income (loss) per common share from continuing operations — basic	$(0.13)	$(0.03)	$(0.27)	$0.66	$0.73
Income (loss) per common share from discontinued operations — basic	—	—	$0.01	$(0.44)	$(0.44)
Loss per common share from cumulative effect of change in accounting principle — basic	—	—	—	$(0.55)	—
Income (loss) per common share on net income — basic	$(0.13)	$(0.03)	$(0.26)	$(0.33)	$0.29
Income (loss) per common share from continuing operations — diluted	$(0.13)	$(0.03)	$(0.27)	$0.66	$0.73
Income (loss) per common share from discontinued operations — diluted	—	—	$0.01	$(0.44)	$(0.44)
Loss per common share from cumulative effect of change in accounting principle — diluted	—	—	—	$(0.55)	—
Income (loss) per common share on net income — diluted	$(0.13)	$(0.03)	$(0.26)	$(0.33)	$0.29

	As of December 31,

	2005	2004	2003	2002	2001

Total assets	$37,326	$38,768	$39,023	$24,292	$24,387
Dividends	—	—	—	—	—
Stockholders’ Equity	$30,764	$31,197	$31,898	$21,340	$22,592

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
      As a result of a corporate repositioning, during 2002, the Company disposed of its then operating segments, with the exception of its licensing business, and it has limited the operations of that segment to managing certain existing license agreements and related contracts. On February 28, 2003, the Company completed the Palisade Merger. On March 28, 2003, the Company entered into a stock purchase agreement with Palisade, which closed on May 19, 2003. The purpose of the stock purchase transaction was to provide the Company with additional capital for making acquisitions. From January 27, 2004 to March 21, 2005, the Company focused its acquisition efforts on opportunities in the asset management sector of the financial services industry.
      On March 21, 2005, the Company’s Board of Directors (the “Board”) decided to broaden the scope of the acquisition search to include other industries and, on April 8, 2005, the Company announced that it had entered into acquisition discussions with two affiliated companies, U.S. Vision, Inc. and OptiCare Health Systems, Inc. On August 22, 2005, the Company signed merger agreements with U.S. Vision and OptiCare and the transactions were completed on March 6, 2006. As a result of these acquisitions, the Company has become a leader in the retail optical industry and the sixth largest retail optical chain in the United States. It operates at 543 locations in 47 states and Canada, consisting of 517 licensed departments, eight freestanding stores, 18 eye health centers and professional optometric practices, two surgery centers, one of which is a laser correction center, and two manufacturing laboratories. Of the 517 licensed departments, 351 are located at J.C. Penney stores, 67 at Sears, 49 in regional department stores, 30 at The Bay, a division of Hudson’s Bay Company, Canada’s oldest and largest traditional department store retailer, 13 departments at Meijer, and, most recently, seven at Macy’s. These licensed departments are full-service retail vision care stores that offer an extensive selection of designer brands and private label prescription eyewear, contact lenses, sunglasses, ready-made readers and accessories.
      Prior to the completion of the transactions, the Company, U.S. Vision and OptiCare were all controlled by Palisade. Following the transactions, Palisade owns approximately 88% of the Company’s outstanding shares.
      The Company’s fiscal year ends on the last day of December in each year. As used in this Item 7, references to 2005, 2004 and 2003 shall mean the Company’s fiscal year ended on December 31 of such year. As a result of the Company’s acquisitions of U.S. Vision and OptiCare on March 6, 2006, the Company’s results for 2005 are not indicative of the results to be expected for any future periods.
Results of Continuing Operations
      Revenues from continuing operations for 2005 were $2,409,000 as compared to $1,779,000 for the same period in 2004. Revenues from licensing-related activities increased by $735,000 during 2005, primarily due to the non-recurring settlement payment of $1,500,000 relating to a lawsuit brought by a former client of Refac Licensing, Inc. against Taco Bell Corp., partially offset by a decrease revenues from its agreement with Patlex Corporation (“Patlex”) of $759,000. Offsetting the increase in licensing-related revenues was a decrease in revenues from related party consulting of $105,000.

      Revenues from continuing operations for 2004 were $1,779,000 as compared to $1,804,000 for the same period in 2003. Revenues from licensing-related activities decreased by $165,000 during 2004, mostly related to the termination of the Company’s agreement with OXO International (“OXO”) (see Note 14C to the financial statements), offset by an increase in revenues from its agreement with Patlex. OXO accounted for $360,000 of the Company’s licensing-related revenue during 2003. Offsetting the decline in licensing-related revenues were revenues from related party consulting which increased by $140,000. Revenues from continuing operations are summarized as follows:

	For the Years Ended
	December 31,

Description	2005	2004	2003

Revenues from licensing-related activities	97%	90%	98%
Consulting income	3%	10%	2%

Total	100%	100%	100%

      The Company’s income from its contract with Patlex was variable and was based upon revenues derived by Patlex from the licensing of two laser patents. The larger revenue producing of the two patents licensed by Patlex is the Gas Discharge Laser Patent (U.S. Patent No. 4,704,583), which expired on November 3, 2004. The other patent is the Brewster’s Angle Patent (U.S. Patent No. 4,746,201) which expired on May 24, 2005. As a result of the expiration of these patents, the Patlex income will not continue in 2006. Other license agreements are expected to provide gross revenues of less than $200,000 in 2006 and to decrease significantly thereafter.
      Expenses from licensing-related activities consist principally of amounts paid to licensors at contractually-stipulated percentages of the Company’s specific patent and product revenues and, in addition, include expenses related to the administration of licensing relationships and contracts. These expenses decreased by $6,000 in 2005 as compared to 2004 and increased by $5,000 in 2004 as compared to 2003. As a percentage of licensing revenues, these expenses were 5%, 8% and 7% in 2005, 2004 and 2003, respectively.
      Selling, General and Administrative (“SG&A”) Expenses — General and administrative expenses increased by $1,548,000 in 2005 as compared to 2004. This increase is primarily due to merger-related costs of $1,219,000, an increase in salaries of $560,000, an increase in consulting fees of $157,000, which relate to the consulting agreement with Jeff Cole and the related expensing of a stock option granted to him, and a decline in subleasing income, resulting in increased rental expense of $258,000. Such increases were partially offset by decreases in management incentive compensation of $478,000 and recruitment fee expenses of $308,000.
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
      Dividends, Interest and Other Income — Dividend and interest income for 2005 was $1,095,000 as compared to $477,000 for the same period in 2004 primarily as a result of rising interest rates. Other expense in 2005 consisted primarily of an increase in the estimated loss on its leasehold in Edgewater, NJ.
      Dividend and interest income for 2004 was $477,000 as compared to $323,000 for the same period in 2003. Dividend and interest income increased by $154,000 during 2004, mostly related to rising interest rates. Additionally, in 2004, the Company had $105,000 in other income which consisted of income from a settlement with one of its subtenants, (see Note 14D to the financial statements) offset by an estimated loss on its leasehold in Edgewater, New Jersey.
      Income Taxes — In 2005, the Company had a loss before taxes from continuing operations of $866,000 and a net tax provision of $59,000. The effective income tax rate on continuing operations in 2005 of (7%)

differs from the federal statutory rate of 34% principally due to merger related costs, which were expensed for financial reporting purposes but are not deductible for income tax purposes. In 2004 and 2003, the effective tax rate on continuing operations was 35% and 31%, respectively. The effective tax rate for 2004 differs from the federal statutory rate of 34% principally due to the dividend received exclusion. The effective tax rate for 2003 was affected by expenses, principally merger related, which were expensed for financial reporting purposes but are not deductible for income tax purposes.
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
      As of December 31, 2005, the Company had deferred tax assets relating to the State of New Jersey aggregating $251,000 of which $168,000 is attributable to New Jersey net operating loss carryforwards which can be applied against any New Jersey taxable income the Company might earn during the seven year period after the year in which such carryforward was recognized for tax purposes. The Company cannot determine whether it will generate any New Jersey taxable income. Due to such uncertainty, the Company has estimated that none of its New Jersey related deferred taxes assets will be realized and has established a full valuation allowance. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.
      As of December 31, 2005, the Company had federal deferred tax assets aggregating $859,000 of which $348,000 is attributable to federal net operating loss carryforwards which can be used during the twenty year period after the year in which such carryforward was recognized for tax purposes. No valuation allowance has been taken for the Company’s federal deferred tax assets. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.
      Inflation — The Company’s income from licensing operations has not in the past been materially affected by inflation due to the variable nature of the majority of the payments received. Income from current licensing activities is derived from domestic sources only.
      Results of Discontinued Operations — In furtherance of its 2002 corporate repositioning, the Company sold its Creative Consulting Services and Manufacture and Marketing of Consumer Products groups in the third quarter of 2002. Income from discontinued operations in 2003 and 2004 were principally attributable to the receipt of variable purchase price payments in connection with the sale of the Company’s Product Design Group.
Liquidity and Capital Resources
      The following table sets forth the Company’s cash and cash equivalents, available for sale securities and investments being held to maturity (exclusive of the restricted cash and investments being held to maturity discussed below) for 2005, 2004 and 2003:

Description	2005	2004	2003

Cash and cash equivalents	$5,384,000	$457,000	$799,000
Available for sale securities	—	1,000,000	1,000,000
Investments being held to maturity	24,229,000	29,342,000	28,682,000

Total	$29,613,000	$30,799,000	$30,481,000

      Operating activities used $644,000 of cash during 2005. The principal use of net cash flows from operating activities during such period were merger related expenses ($1,220,000) and the payment of management incentive compensation ($818,000), offset by the receipt of a $1,500,000 settlement payment relating to a lawsuit brought by a former client of RL against Taco Bell Corp.
      Investing activities provided $5,775,000 of cash during 2005 principally from the redemption of investments being held to maturity and available for sale securities, offset by the issuance of a $1,000,000 unsecured loan to OptiCare.
      Financing activities for 2005 used $204,000 as a result of the stockholders exercising their Payment Rights (see below), partially offset by the sale of common stock in a private placement and the exercise of stock options.
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
      As of December 31, 2005, the Company’s portfolio of investments being held to maturity consists of U.S. Treasury Notes bought with an original maturity of six months or less. The portfolio is invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in support of the Company’s acquisition plans.
      Pursuant to the Company’s merger agreement (the “Palisade Merger Agreement”), dated as of August 19, 2002, as amended, with Palisade, certain stockholders hold a non-transferable right to sell their shares of Company common stock to the Company (the “Payment Right”) for a price which is dependent upon the Company’s liquid distributable assets (“LDA”) as of June 30, 2005. Such calculation has been made and finalized at $8.29 per share. This right to sell the shares is non-transferable and is limited to stockholders who held their shares continuously from the date of the Palisade Merger through August 8, 2005, the date that the LDA calculation was finalized. The Company has restricted $4,849,000 of its cash and investments being held to maturity as of December 31, 2005 to maintain the Contingent Fund (as defined in the Palisade Merger agreement). Since the Company does not have direct access to stockholder trading information, the Company has not reduced the Contingent Fund based upon a trading estimate. The Contingent Fund will be adjusted if the Company becomes aware of any actual sales of common stock issued in connection with the Palisade Merger. As of December 31, 2005, this amount is being shown as a short-term asset on the balance sheet as the exercise period, as extended by the Company, for the Payment Right is until September 30, 2006. As of December 31, 2005 a total of 65,567 shares have been redeemed for a total amount of $544,000. As of March 24, 2006, the closing price of the Company’s common stock was $8.15 per share. Any Contingent Fund amounts that are related to Payment Rights that are not properly exercised on or before September 30, 2006 will become unrestricted.
Contractual Obligations
      The Company has commitments under leases covering its facilities (see Note 6A to the financial statements) and under a 1996 Retirement Agreement with its founder and former chief executive officer, which provides an annuity of $100,000 per annum during his life as well as medical and health benefits for him and his spouse during their lives. Provision was made for amounts payable under the Retirement Agreement in the Company’s 1996 financial statements based upon his then life expectancy. As of December 31, 2003, such liability was fully amortized. Starting in 2004, such amounts payable are being expensed.

      The following table represents the Company’s future material, long-term contractual obligations as of December 31, 2005:

	Payments Due By Period

		Less than			More than
Contractual Obligations	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years

	(In thousands)
Operating lease Obligations	$2,407,000	$614,000	$1,272,000	$521,000	—
Consulting Agreement (see Note 7)	42,000	42,000	—	—	—
Management Incentive Compensation (see Note 6B)	421,000	421,000	—	—	—
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
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) — Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on the fair value of the instruments issued. As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.
      Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The new standard will be effective for the Company as of the first quarter in the fiscal year ended December 31, 2006. The Company is still evaluating the impact the adoption of this standard will have on its financial statements.
FORWARD LOOKING STATEMENTS
      This document includes certain statements of the Company that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and which are made pursuant to the Private Securities Litigation Reform Act of 1995. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact. When used in this document, the words “expects,” “anticipates,” “estimates,” “plans,” “intends,” “projects,” “predicts,” “believes,” “may” or “should,” and similar expressions, are intended to identify forward-looking statements. These statements reflect the current view of the Company’s management with respect to future events and are subject to numerous risks, uncertainties, and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including the risk factors listed in Item 1A above.
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
      As of December 31, 2005, the Company had investments held to maturity, including restricted investments held to maturity, of $28,871,000 primarily consisting of U.S. treasury bills with original maturities at the date of purchase of six months or less. These highly liquid investments are subject to interest rate and interest income risk and will decrease in value if market interest rates increase. Because the Company has the positive intent and ability to hold these investments until maturity, it does not expect any decline in value of its investments caused by market interest rate changes. Declines in interest rates over time will, however, reduce our interest income. The Company has no derivative instruments, debt, or foreign operations. It does not use derivative financial instruments in its investment portfolio.

Item 8.	Financial Statements and Supplementary Data
REFAC OPTICAL GROUP
BALANCE SHEETS

	December 31,

	2005	2004

	(Amounts in thousands,
	except share and per
	share data)
ASSETS
Current Assets
Cash and cash equivalents	$5,384	$457
Royalties and accounts receivable	68	286
Notes receivable — current portion	29	64
Investments being held to maturity	24,229	29,342
Income taxes receivable	—	23
Prepaid expenses, deferred income taxes and other current assets	569	803
Restricted cash and investments being held to maturity	4,849	5,416

Total current assets	35,128	36,391

Property and equipment — net	558	747
Available for sale securities	—	1,000
Notes receivable	1,078	141
Deferred income taxes and other assets	563	489

Total Assets	$37,326	$38,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,067	$685
Deferred revenue	149	142
Deferred incentive compensation	421	1,239
Other liabilities	76	89

Total current liabilities	1,713	2,155

Temporary Equity	4,849	5,416
Stockholders’ Equity
Common stock, $.001 par value; authorized 20,000,000 shares; issued 7,051,393 as of December 31, 2005 and 6,993,393 as of December 31, 2004	7	7
Additional paid-in capital	23,368	22,238
Unearned compensation	(89)
Retained earnings	8,523	9,448
Treasury stock, at cost, 88,673 and 22,656 shares of common stock, $.001 par value at December 31, 2005 and 2004, respectively	(738)	(159)
Receivable from issuance of common stock	(308)	(337)

Total stockholders’ equity	30,764	31,197

Total Liabilities and Stockholders’ Equity	$37,326	$38,768

The accompanying notes are an integral part of these financial statements.

REFAC OPTICAL GROUP
STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(Amounts in thousands, except
	share and per share data)
Revenues
Licensing-related activities	$2,344	$1,609	$1,774
Related party consulting services	65	170	30

Total revenues	2,409	1,779	1,804

Costs and Expenses
Licensing-related activities	118	124	119
Selling, general and administrative expenses	4,154	2,606	4,216

Total costs and expenses	4,272	2,730	4,335

Other Income and Expenses
Dividend and interest income	1,095	477	323
Other income (expense)	(98)	105	—

Total other income and expenses	997	582	323

Loss before provision for taxes on income	(866)	(369)	(2,208)
Provision (benefit) for taxes on income	59	(130)	(674)

Net loss from continuing operations	(925)	(239)	(1,534)
Gain from discontinued operations — net of provision for taxes of $0, $15 and $21, respectively	—	14	38

Net loss	$(925)	$(225)	$(1,496)

Basic and diluted earnings (loss) per share:
From continuing operations	$(0.13)	$(0.03)	$(0.27)
From discontinued operations	—	—	0.01

Total	$(0.13)	$(0.03)	$(0.26)

Basic and diluted weighted average shares outstanding	7,009,638	6,992,105	5,717,128
The accompanying notes are an integral part of the financial statements.

REFAC OPTICAL GROUP
STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(Amounts in thousands)
Cash Flows from Operating Activities
Net loss	$(925)	$(225)	$(1,496)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	180	169	422
Amortization of unearned compensation	100	—	—
Loss on settlement agreement	—	13	—
Loss on disposal of assets	14	—	—
Deferred income taxes and other assets	167	(171)	149
Compensation expense related to director options	—	—	48
Loss on sale of assets	—	2	6
Loss associated with appraisal rights settlement	—	—	29
Income tax benefit on stock option exercise	28	24	—
(Increase) decrease in assets:
Royalties and accounts receivable	218	192	189
Prepaid expenses and other current assets	(41)	(41)	(414)
Security deposit	—	(10)	—
Income taxes receivable	23	613	3,273
Deferred incentive compensation	34	331	1,632
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	382	(8)	495
Deferred revenue	7	(3)	10
Deferred incentive compensation	(818)	(107)	(1,054)
Other liabilities	(13)	(109)	(21)

Net cash provided by (used in) operating activities	(644)	670	3,268

Cash Flows from Investing Activities
Proceeds from (purchase of) investments being held to maturity	5,682	(1,332)	(21,711)
Proceeds from (purchase of) available for sale securities	1,000	—	(1,000)
Proceeds from (issuance of) notes receivable	(902)	289	213
Proceeds on disposal of assets	—	—	2
Additions to property and equipment	(5)	(141)	(24)

Net cash provided by (used in) investing activities	5,775	(1,184)	(22,520)

Cash Flows from Financing Activities
Proceeds from sale of common stock	246	—	16,869
Purchase of treasury stock	(579)	—	—
Appraisal rights settlement cost	—	—	(187)
Proceeds from repayment of officer loan	29	28	—
Proceeds from exercise of stock options	100	144	39

Net cash provided by (used in) financing activities	(204)	172	16,721

Net increase (decrease) in cash and cash equivalents	4,927	(342)	(2,531)
Cash and cash equivalents at beginning of year	457	799	3,330

Cash and cash equivalents at end of year	$5,384	$457	$799

The accompanying notes are an integral part of the financial statements.

REFAC OPTICAL GROUP
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock							Receivable
	Par Value $.10		Par Value $.001		Additional			Treasury Stock		from Issuance
					Paid-In	Unearned	Retained			of Common
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Shares	Amount	Stock

	(Amounts in thousands, except share data)
Balance, December 31, 2002	5,453,637	$545	—	—	$9,991		$25,043	1,655,626	$(13,874)	$(365)
Issuance of common stock upon exercise of stock options	1,500				4
Merger	(5,455,137)	(545)	3,512,006	4	542		(13,874)	(1,655,626)	13,874
Modification of non- employee director stock options					48
Appraisal rights settlement					(14)			22,656	(159)
Issuance of common stock upon exercise of stock options			2,000	—	35
Stock issuance to Palisade			3,469,387	3	16,878
Net Loss							(1,496)

Balance, December 31, 2003	—	—	6,983,393	$7	$22,742		$9,673	22,656	$(159)	$(365)
Issuance of common stock upon exercise of stock options			10,000		144
Tax benefit from exercise of stock option					24
Temporary Equity					(672)
Net Loss							(225)

Balance, December 31, 2004	—	—	6,993,393	$7	$22,238		$9,448	22,656	$(159)	$(337)
Proceeds from stock purchase			50,000		246
Issuance of common stock upon exercise of stock options			8,000		100
Stock options granted for services					189	$(189)
Amortization of unearned compensation						100
Tax benefit from exercise of stock option					28
Repayment of note receivable from officer										$29
Temporary Equity					567
Purchase of 65,567 shares of common stock held as treasury stock								65,567	$(579)
Net Loss							$(925)

Balance, December 31, 2005	—	—	7,051,393	$7	$23,368	$(89)	$8,523	88,223	$(738)	$(308)

The accompanying notes are an integral part of the financial statements.

REFAC OPTICAL GROUP
NOTES TO FINANCIAL STATEMENTS
Note 1 — Business and Summary of Significant Accounting Policies
      For most of its history, Refac Optical Group (formerly known as Refac and referred to herein as the “Company”) was engaged in intellectual property licensing activities. During the period from 1997 to 2002, it was also engaged in product development and graphic design and invested these creative resources, together with its licensing skills, in certain product development ventures. The Company operates solely in the United States.
      On March 6, 2006, the Company completed its acquisitions of two retail optical companies, U.S. Vision, Inc. (“U.S. Vision”) and OptiCare Health Systems, Inc. (“OptiCare”) that were affiliates under common control. The Company also changed its name to Refac Optical Group to better reflect its new businesses. As a result of these acquisitions, the Company’s results for 2005 are not indicative of the results to be expected for any future periods. See Note 3.

A.	Basis of Presentation
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
      The Company’s operations in the licensing of intellectual property rights are not considered held for sale because of the Company’s intent to manage certain outstanding licensing-related agreements through their termination. While the Company’s licensing operations are still considered a continuing business, it has not undertaken any new technology licensing projects during the current or preceding seven fiscal years and, given the current focus of the Company, it will not undertake any such projects in the future. The statement of operations reflects the results of the licensing of intellectual property rights in its results of continuing operations.

B.	Investments
      The Company categorizes and accounts for its investment holdings as “Held to maturity securities” or “Available for sale securities.” Held to maturity securities are recorded at their amortized cost. This categorization is based upon the Company’s positive intent and ability to hold these securities to maturity. Available for sale securities are recorded at cost which approximates fair value due to the nature of the instrument. Such securities consisted entirely of a variable cumulative preferred stock from a single issuer with

REFAC OPTICAL GROUP
NOTES TO FINANCIAL STATEMENTS — (Continued)
a dividend rate which is determined by an auction method every forty-nine days. Dividends from such securities are reported in dividend and interest income.

C.	Income Taxes
      The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Deferred income taxes arise from temporary differences in the basis of assets and liabilities for financial reporting and income tax purposes and from net operating loss carryforwards. SFAS 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In forming a conclusion as to a valuation allowance, the Company reviews and considers all available positive and negative evidence, including the Company’s current and past performance, the market environment in which the company operates, length of carryback and carryforward periods and existing business or acquisitions that are likely to result in future profits.

D.	Accounts Receivable
      Receivables generally represent royalties receivable due from licensees. Other receivables consist of various amounts due from others in the ordinary course of business. The Company does not currently have an allowance for doubtful accounts but continually reevaluates based on historical experience and the aging of the related accounts and notes receivable.

E.	Stock Based-Compensation
      The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic method of Accounting Principles Board (APB) Opinion No. 25 (see Note 10). Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of our plans are granted with an exercise price equal to the fair market value on the date of the grant. The following table presents the effect on the Company’s net earnings and earnings per share for the years ended December 31, 2005, 2004 and 2003 had it adopted the fair value method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.”

	2005	2004	2003

Net loss, as reported	$(925,000)	$(225,000)	$(1,496,000)
Less: Total stock-based employee and director compensation expense determined under fair value based on methods for awards granted, modified, or settled, net of related tax effects	(269,000)	(103,000)	(150,000)
Add: Additional compensation expense for modification of non-employee director stock options, net of related tax effect	—	—	48,000

Pro forma net loss	$(1,194,000)	$(328,000)	$(1,598,000)

Loss per share, as reported
Basic and diluted	$(0.13)	$(0.03)	$(0.26)
Pro forma loss per share
Basic and diluted	$(0.17)	$(0.05)	$(0.28)

REFAC OPTICAL GROUP
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: no dividend yields; expected volatility of 44, 48 and 56 percent; risk-free interest rates of 3.9, 4.0 and 2.5 percent; and expected lives of 5.0, 4.7 and 4.5 years. The weighted-average fair value of options granted were $2.01, $2.17 and $2.20 per share for the years ended December 31, 2005, 2004 and 2003, respectively.

F.	Earnings Per Share
      The following reconciles basic and diluted shares used in earnings per share computations:

	2005	2004	2003

Basic shares	7,009,638	6,992,105	5,717,128
Dilution: Stock options and warrants	—	—	—

Diluted shares	7,009,638	6,992,105	5,717,128

      There are 175,851, 217,750 and 139,500 options, respectively, excluded from the earnings per share computation for the twelve month periods ended December 31, 2005, 2004 and 2003, since their effect would be anti-dilutive.

G.	Cash and Cash Equivalents
      The Company considers all highly liquid investments and debt instruments purchased with an original maturity of less than three months to be cash equivalents.

H.	Revenue Recognition
      Royalty revenue is recognized when earned in accordance with the terms of the related license agreement. Nonrecurring lump sum payments that represent settlements of licensing-related claims are recognized when the settlements occur and collectibility is reasonably assured. Consulting revenues are recognized as services are performed.

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
      Patents are amortized on a straight-line basis over their statutory life or expected useful life, whichever is shorter. The carrying amount and accumulated amortization of these patents is as follows:

	December 31,

	2005	2004

Patents	$3,000	$3,000
Less: accumulated amortization	1,000	1,000

Total	$2,000	$2,000

REFAC OPTICAL GROUP
NOTES TO FINANCIAL STATEMENTS — (Continued)

K.	Property and Equipment
      Items capitalized as property, plant and equipment, including improvements to existing facilities, are recorded at cost. All maintenance and repair costs are charged to operations as incurred. When assets are sold or otherwise disposed of, the costs and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in operations.
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
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) — Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on the fair value of the instruments issued. As originally issued in 1995, Statement 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

REFAC OPTICAL GROUP
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. The new standard will be effective for the Company as of the first quarter in the fiscal year ended December 31, 2006. The Company is still evaluating the impact the adoption of this standard will have on its financial statements.
Note 2 — Palisade Merger
      On February 28, 2003, the Company completed a merger with a wholly-owned subsidiary of Palisade which is referred to herein as the Palisade Merger. Under the terms of the Palisade Merger, for each share of the Company’s common stock, par value $.10 per share (“Old Refac Common Stock”), owned immediately prior to the effective time of the merger, stockholders (other than Palisade and stockholders who properly exercised appraisal rights) received or are expected to receive (i) $3.60 in cash, (ii) 0.2 shares of common stock, par value $.001 per share (“Common Stock”), and (iii) the non-transferable right (the “Payment Right”) to sell the shares of the Common Stock to the Company for a price (the “Payment Amount”) which depends upon the Company’s liquid distributable assets (“LDA”) as of June 30, 2005. This right to sell the shares is limited to stockholders who held their shares at the completion of the Palisade Merger and continued to hold their shares until August 8, 2005, the date that the amount of liquid distributable assets as of June 30, 2005 was finalized.
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
      Pursuant to the Palisade Merger Agreement, the Company has restricted a portion of its cash and investments being held to maturity to maintain the Contingent Fund (as defined in the Palisade Merger Agreement) reserved to pay the Payment Amount. As of December 31, 2005, this amount is being shown as a short-term asset on the balance sheet as the exercise period, as extended by the Company, for the Payment Right is until September 30, 2006.
      As of December 31, 2005, stockholders holding an aggregate of 65,567 shares have exercised their Payment Rights. Any Contingent Fund amounts that are related to Payment Rights that are not properly exercised on or before September 30, 2006 will become unrestricted.
      In April 2003, the Company settled a claim with dissenting stockholders which had demanded appraisal rights in connection with the Palisade Merger. Under the terms of the settlement, the Company purchased

REFAC OPTICAL GROUP
NOTES TO FINANCIAL STATEMENTS — (Continued)
113,280 shares of Old Refac Common Stock held by such dissenting stockholders for $595,000 or $5.25 per share. The Company then exchanged these shares for the merger consideration consisting of $408,000 and 22,656 shares of Common Stock. No other stockholders have appraisal rights with respect to the Palisade Merger.
Note 3 — Acquisition of U.S. Vision and OptiCare
      On March 6, 2006 the Company completed its acquisitions of U.S. Vision, Inc. and OptiCare Health Systems, Inc. The Company also changed its name to Refac Optical Group to better reflect its new businesses. Since Palisade had a controlling interest in each of the Company, U.S. Vision and OptiCare, the acquisitions are deemed to be a combination of entities under common control and will be accounted for in a manner similar to a pooling of interests. Since the acquisitions occurred subsequent to December 31, 2005, these financial statements are not restated to reflect the acquisitions. However, the acquisitions will be reflected in the Company’s restated combined/consolidated financial statements when such financial statements are issued for a period that includes the date the transactions were consummated.
      Prior to the completion of the transactions, the Company, OptiCare and U.S. Vision were all controlled by Palisade, which owned approximately 88% and 84% (on fully diluted basis), of U.S. Vision and OptiCare, respectively. Following the transactions, Palisade owns approximately 88% of the Company’s outstanding shares.
      In connection with the acquisition of OptiCare, Palisade received approximately 0.0403 shares of Company common stock for each share of OptiCare common stock owned by it immediately prior to the transaction and preferred stockholders received 0.0403 shares of Company common stock for each share of OptiCare common stock issued to them upon conversion of OptiCare preferred stock. All other shares of OptiCare common stock outstanding immediately prior to the transaction were converted into the right to receive 0.0472 shares of Company common stock. In the U.S. Vision transaction, U.S. Vision stockholders received 0.4141 shares of the Company’s common stock for each share of U.S. Vision common stock.
      Upon completion of the transactions, 4.5 million and 6.6 million shares were issued to OptiCare and U.S. Vision shareholders, respectively, and the Company now has approximately 18 million shares outstanding.
Note 4 — Related Party Transactions
      Palisade Capital Management, L.L.C. (“PCM”), on behalf of itself and/or its portfolio companies, requests, from time to time, that the Company provide certain consulting services. In consideration for these services, during the period from July 1, 2003 to March 31, 2005, PCM paid the Company a basic monthly retainer of $5,000, subject to quarterly adjustment based upon the services actually rendered during such quarter. Under this arrangement, the Company earned $21,000 for services rendered during 2005.
      Pursuant to employment agreements entered into on April 1, 2005, each of Robert L. Tuchman, currently the Company’s Senior Vice President and General Counsel and Raymond A. Cardonne, its Chief Financial Officer may enter into separate arrangements for his own account with Palisade and/or any of its affiliated companies that are engaged in private equity or investment management pursuant to which he may become a member, partner, officer, director or stockholder of such entity or may provide consulting or professional services thereto provided that such activities do not materially interfere with the regular performance of his duties and responsibilities under such employment agreement. Given this new arrangement, the Company has not provided any services to PCM after the quarter ended March 31, 2005 and does not expect to do so in the future unless such services can be rendered by employees other than such officers.
      From February 2004 to July 2005, the Company provided consulting services directly to Neurologix, Inc., a public company in which PCM beneficially owns approximately 26% of the outstanding capital stock, at a

REFAC OPTICAL GROUP
NOTES TO FINANCIAL STATEMENTS — (Continued)
basic monthly retainer of $5,000, subject to quarterly adjustment based upon the services actually rendered during such quarter. Under this arrangement, the Company earned $44,000 for services rendered during 2005.
      On September 1, 2005, the Company entered into a loan agreement and promissory note with OptiCare and its affiliate OptiCare Eye Health Centers, Inc., pursuant to which the Company loaned to OptiCare and OptiCare Eye Health Centers, Inc. the principal amount of $1,000,000. The note, as amended, is payable on January 25, 2007. Interest is payable on the note on a monthly basis at a rate equal to the base rate of Citibank, N.A., plus 5.5%. Additionally, on September 1, 2005, the Company entered into a subordination agreement with OptiCare and certain affiliates of OptiCare and CapitalSource Finance LLC, the lender under OptiCare’s credit agreement, pursuant to which the Company agreed to subordinate its rights to the payment of the note in favor of CapitalSource. The Company also loaned OptiCare an additional amount of $1,400,000 on January 25, 2006, the original date on which OptiCare’s term loan became due. The interest rate for this second loan is the greater of (i) 9% or (ii) the base rate of Citibank, N.A. plus 3.5%, which is the same as the interest rate that was under OptiCare’s term loan with CapitalSource. The maturity date of the second loan is also January 25, 2007.
      Other related party transactions include management indebtedness (see Note 6B), and maintenance of brokerage accounts at Palisade Capital Securities (“PCS”), an affiliate of Palisade and PCM, for the Company’s marketable securities (principally, treasury notes being held to maturity). Additionally, as more fully described in Note 3, the Company recently completed the acquisitions of two affiliated companies, U.S. Vision and OptiCare. Prior to the acquisitions, Palisade owned approximately 88% and 84% (on fully diluted basis), of U.S. Vision and OptiCare, respectively. Following the transaction Palisade owns approximately 88% of the Company’s outstanding common stock.
Note 5 — Income Taxes
      Tax Refund — During 2004, the Company received a federal income tax refund of $579,000 resulting from carrying back a net operating loss incurred in 2003. During 2003, the Company received federal income tax refunds of $4,254,000 resulting from carrying back a net capital loss incurred in 2002 with respect to its sale of Refac International, Ltd. (“RIL”) and its 2002 net operating loss. In accordance with a requirement to examine refund claims over $2,000,000, the IRS reviewed the Company’s tax returns for tax years 1997 through 2003. This examination was concluded in June 2005 with the Company and IRS agreeing to a $121,000 reduction in the refund claim, which, together with interest, the Company has paid. At December 31, 2004, the Company had established a reserve for this examination of $281,000. After taking into account this agreement, and its related deferred tax impact, the Company had an excess of $43,000 in its reserve for the examination which it credited to tax expense as of June 30, 2005.
      Income Tax Provision — The provision (benefit) for taxes on income from continuing operations for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Federal	$(138,000)	$34,000	$(730,000)
Deferred	197,000	(164,000)	96,000
State and local	—	—	(40,000)

	$59,000	$(130,000)	$(674,000)

REFAC OPTICAL GROUP
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The provision (benefit) for taxes on income from continuing operations for the years ended December 31, 2005, 2004 and 2003 differed from the amount computed by applying the statutory federal income tax rate of 34% as follows:

	2005	2004	2003

Statutory rate	(34)%	(34)%	(34)%
Permanent differences related to merger	48%	—	5%
State and local	—	—	(2)%
Dividend Received Exclusion	—	(1)%	—
Settlement of federal income tax examination	(5)%	—	—
Other	(2)%	—	—

Provision (benefit) for taxes on income	7%	(35)%	(31)%

      Deferred Taxes — Deferred income taxes arise from temporary differences in the basis of assets and liabilities for financial reporting and income tax purposes. The tax effect of temporary differences that gave rise to deferred tax assets are as follows:

	December 31,

	2005	2004

Deferred tax assets:
Assets transferred to the Company from former subsidiaries	$60,000	$201,000
Management incentive compensation and bonuses	259,000	482,000
Federal and state net operating loss carryforwards	516,000	480,000
Deferred rent and contingent loss on leasehold	98,000	67,000
Unearned Compensation	40,000	—
Depreciation, insurance policies and other	136,000	84,000

Total deferred tax assets	1,109,000	1,314,000
Less: Valuation allowance	251,000	287,000

Net deferred tax assets	$859,000	$1,027,000

      As of December 31, 2005, the Company had deferred tax assets relating to the State of New Jersey aggregating $251,000 of which $168,000 is attributable to New Jersey net operating loss carryforwards which can be applied against any New Jersey taxable income the Company might earn during the seven year period after the year in which such carryforward was recognized for tax purposes. Due to the uncertainty surrounding the timing and amounts of future New Jersey taxable income, the Company has estimated that none of its New Jersey related deferred taxes assets will be realized and has established a full valuation allowance. The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.
      As of December 31, 2005, the Company had federal deferred tax assets aggregating $859,000 of which $348,000 is attributable to federal net operating loss carryforwards of $1,023,000, which can be used during the twenty year period after the year in which such carryforward was recognized for tax purposes. No valuation allowance has been taken for the Company’s federal deferred tax assets based upon the Company’s capital position and its acquisitions of U.S. Vision and OptiCare (see Note 3). The need for a valuation allowance will continue to be reviewed periodically and adjusted as necessary.

REFAC OPTICAL GROUP
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 6 — Commitments

A.	Leasehold Obligations
      In May 1999, the Company relocated its corporate offices and creative studio to newly constructed leased facilities in Edgewater, New Jersey pursuant to a lease that expires on November 16, 2009. In October 2001, the Company subleased two units consisting of approximately 5,882 and approximately 5,706 rentable square feet, together with furniture, for an annualized payment of $270,000, which sublease expired on May 31, 2005.
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
      In October 2004, the sublease with PG was terminated by mutual agreement (see Note 14D for more information regarding such settlement) and, in August 2005, the sublease with DM2 was terminated by mutual agreement (see Note 14A for more information regarding such settlement).
      In January 2005, the Company subleased the 9,574 rentable square foot unit previously occupied by PG to a new tenant under a sublease which extends through October 31, 2009 with rental payments that commenced in June 2005. Since November 16, 2005, the Company has been in litigation with this subtenant. Pursuant to a Lease Termination and Surrender Agreement, as amended, this subtenant has agreed to surrender of the premises by the end of May 2006, with payment of rent until such surrender. Such agreement does not affect the pending civil litigation commenced by this subtenant alleging (i) breach of contract and unjust enrichment; (ii) fraud in the inducement; and (iii) misrepresentation. The Company believes that this suit is without merit and has counterclaimed for an amount equal to the balance of the rent due under the sublease.
      In May 2005, the Company subleased the 5,882 rentable square foot unit to a new subtenant under a sublease which extends through October 31, 2009 with rental payments commencing in September 2005. The base rent for the remaining term of the sublease is $484,000.
      On August 30, 2005, the Company entered into an amendment of its master lease, effective as of November 1, 2005, pursuant to which it paid the landlord $30,000, surrendered the 5,706 and 3,492 rentable square feet units in exchange for another unit represented as encompassing 9,757 gross rentable square feet. Simultaneously with this amendment to the master lease, it subleased this unit to a new subtenant under a sublease which extends through November 14, 2009 with rental payments commencing in November 15, 2005. The total rent for the remaining term of this sublease is $654,000.
      After giving effect to the August 30, 2005 amendment, the base rent for the remaining term of the master lease is $1,836,000. The annual base rent for 2006 is $474,000, subject to real estate tax escalations and a maximum cost of living increase of 2.5% per annum.
      From May 1, 2003 through June 18, 2004, the Company occupied approximately 1,185 gross rentable square feet in Fort Lee, New Jersey under a sublease with PCS, an affiliate of PCM, at a monthly rent of $3,000. On June 19, 2004, the Company relocated to new space in the same building encompassing 4,751 gross rentable square feet under a direct lease with the landlord. This lease expires on June 30, 2009 and provides for a five-year renewal option. Under the lease, the Company paid $55,000 toward the construction of the premises. As of December 31, 2005, the base rent for the balance of the initial term aggregated $482,000, subject to escalations for increases in real estate taxes and operating costs.

REFAC OPTICAL GROUP
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table reflects the net rental expense (income) covering all Company facilities for the years ended December 31, 2003, 2004 and 2005.

			Net Rent
	Rental	Sublease	Expense
Year	Expense	Income	(Income)

2003	$508,000	$592,000	$(84,000)
2004	$525,000	$548,000	$(23,000)
2005	$591,000	$352,000	$239,000
      The future minimum rental payments required under operating leases for fiscal 2006 through fiscal 2009 are $614,000 in 2006, $629,000 in 2007, $643,000 in 2008 and $521,000 in 2009 when all leases terminate. These future minimum lease payments do not include future sublease rental income for fiscal 2006 through fiscal 2009 of $417,000 in 2006, $298,000 in 2007, $302,000 in 2008, $264,000 in 2009 when all subleases terminate.
      Based upon a discounted cash flow analysis as of December 31, 2004, the Company determined that the projected expenses of its leasehold in Edgewater, New Jersey exceeded the projected income by $96,000. Accordingly, the Company recorded a contingent loss, and established a corresponding reserve. The Company updates the analysis on a quarterly basis, and for the year ended December 31, 2005, it has recorded a contingent loss of $92,000, along with a corresponding increase to the reserve. As of December 31, 2005, the reserve was $188,000. Such analysis will continue to be updated quarterly during the balance of the term of the leasehold.
      The cash amount reflected on the Company’s balance sheet includes $76,000 held as security deposit by the Company for its subtenants.

B.	Employment Agreements and Incentive Compensation
      On June 20, 2005, the Company hired a new President and Chief Operating Officer who was promoted to President and Chief Executive Officer on the closing of the U.S. Vision and OptiCare mergers. The employment agreement with this officer has an initial term of two years that is automatically renewed unless terminated by either party. Under the agreement, the officer will be paid a base salary of $350,000 and will be eligible to earn a target annual bonus in an amount equal to 50% of his base salary with the opportunity for an additional payment if targets are exceeded. A portion of any annual bonus may be paid in the form of equity, as determined by the Board of Directors in its sole discretion. The officer received a signing bonus equal to $7,000 and is entitled to reimbursement of relocation costs up to a maximum of $75,000. Concurrent with the execution of the agreement, the officer received options to purchase 150,000 shares of the Company’s common stock with an exercise price of $4.92 per share, which was equal to the fair market value of the underlying stock on the date of grant, with one-third vesting on the date of grant. The balance of two-thirds will vest as follows: one-third on June 20, 2006 and one-third on June 20, 2007.
      The Company is party to an employment agreement with its former Chief Executive Officer (who is its current Senior Vice President, General Counsel, Secretary and Chairman of the Executive Committee of the Company’s Board of Directors) which became effective as of April 1, 2005 and has a term ending on December 31, 2006. Under this agreement, in 2005, the officer’s base salary was $325,000 plus a cash bonus of $150,000 which is payable on March 31, 2006. The officer’s annual base salary was increased to $350,000 as of January 1, 2006. Concurrent with the execution of the agreement, the officer received an option to purchase 100,000 shares of the Company’s common stock at $4.12 per share, which was equal to the fair market value of the underlying stock on the date of grant, with one-third vesting on the date of grant. The balance of two-thirds will vest as follows: one-third on April 1, 2006 and one-third on the earlier of the termination of his employment agreement or April 1, 2007.

REFAC OPTICAL GROUP
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      In 1996, the officer exercised options previously granted under the Company’s 1990 Stock Option Plan to purchase 100,000 shares of Old Refac Common Stock. In connection with such exercise, the Company provided the officer with a loan of $375,000 (which was reduced to $365,000 after the officer paid back $10,000). The note, as modified in March 2002, bears interest at the rate of 6% per annum and is payable in ten (10) equal annual installments commencing on December 31, 2004. As of December 31, 2005, the note was current and the principal balance was $308,000.
      The Company is also party to an employment agreement with its Senior Vice President and Chief Financial Officer. The officer’s current employment agreement became effective as of April 1, 2005 and has a term ending on December 31, 2007, as amended. Under this agreement, in 2005, the officer’s base salary was $200,000 plus a cash bonus of $75,000, which is payable on March 31, 2006. The officer’s annual base salary was increased to $250,000 as of January 1, 2006. Concurrent with the execution of the agreement, the officer received options to purchase 50,000 shares of the Company’s common stock with an exercise price of $4.12 per share, which was equal to the fair market value of the underlying stock on the date of grant, with one-third vesting on the date of grant. The balance of two-thirds will vest as follows: one-third on April 1, 2006 and one-third on April 1, 2007. Under his prior employment agreement, upon completion of the Palisade Merger, the officer received a signing bonus of $314,000. In addition, in August, 2005 he received $251,000 in incentive compensation, which is an aggregate of 4% of “GLDA.” “GLDA” is determined in the same manner as under the Chief Executive Officer’s employment agreement.

C.	Deferred Compensation/ Post-Retirement Benefits
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

REFAC OPTICAL GROUP
NOTES TO FINANCIAL STATEMENTS — (Continued)
effect of reducing the liability to zero as of December 31, 2003. Starting in January 2004, payments are being treated as a current charge in the year made.
Note 7 — Consulting Agreement
      On June 20, 2005, the Company entered into a Consulting Agreement (the ”Consulting Agreement”) with Cole Limited, Inc. (“CL”), a consulting firm headed by Jeffrey A. Cole. The Consulting Agreement has a term of one year starting June 1, 2005 and requires CL to advise the Company on its optical interests and the operations of its subsidiaries and divisions, including developing a strategic plan, assisting on acquisition opportunities, assisting in financing and advising on corporate and retail operations. In consideration for these services, the Company has agreed to pay CL $100,000, in equal monthly installments, plus reimbursement for certain reasonable expenses. Concurrently with the execution of the Consulting Agreement, CL received options to purchase 50,000 shares of the Company’s common stock with an exercise price of $4.92, the fair market value on the date of grant. One third of such options vested upon the date of grant, and one-third vested on October 1, 2005 and the remaining one-third vested on February 1, 2006. Under EITF 96-18, the stock options granted to CL are being accounted for under variable accounting. Under such accounting, the Company is required, on a quarterly basis, to recognize additional or less expense relating to any unvested options depending on increases or decreases in the fair value of such options measured at the end of a quarterly period. The Company has expensed $100,000 for these stock options during the year ended December 31, 2005. The Company appointed Mr. Cole to its Board of Directors on January 19, 2006.
      In addition, on June 20, 2005, the Company and CL entered into a stock purchase agreement whereby CL agreed to purchase 50,000 shares of the Company’s common stock at a price of $4.92 per share in a private placement transaction. The stock purchase was completed on July 19, 2005.
Note 8 — Investments Held to Maturity
      Investments held to maturity at December 31, 2005 consist of U.S. Treasury Notes with an amortized cost of $28,871,000. All U.S. Treasury Notes mature in 2006. Pursuant to the Palisade Merger Agreement the Company has restricted $4,642,000 of its investments being held to maturity to maintain the Contingent Fund (as defined in the Palisade Merger Agreement). Investments held to maturity at December 31, 2004 consisted of U.S. Treasury Notes and corporate bonds with an amortized cost of $34,758,000.
Note 9 — Property and Equipment
      Property and equipment consists of the following:

	December 31,

	2005	2004

Leasehold improvements	$932,000	$932,000
Furniture and fixtures	195,000	352,000
Computer software and equipment	80,000	70,000
Office and other equipment	23,000	23,000

	1,230,000	1,377,000
Less: Accumulated depreciation	(672,000)	(630,000)

	$558,000	$747,000

      Depreciation and amortization aggregated $180,000, $169,000, and $422,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

REFAC OPTICAL GROUP
NOTES TO FINANCIAL STATEMENTS — (Continued)
Note 10 — Stockholders’ Equity

Stock Option Plans
      The Company measures compensation under FAS 123, which allows the use of the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25.
      In May 1990, stockholders approved the 1990 Stock Option and Incentive Plan (the “1990 Plan”) that authorized the issuance of up to 300,000 shares of Old Refac Common Stock, and, in May 1997, the 1990 Plan was amended to provide for a 100,000 share increase in the number of authorized shares. As of March 14, 2000, no further grants were allowed under the 1990 Plan. Upon the closing of the Palisade Merger, the 1990 Plan was terminated.
      In May 1998, the stockholders approved the 1998 Stock Option and Incentive Plan (the “1998 Plan”) that authorized the issuance of up to 300,000 shares of Old Refac Common Stock. On January 23, 2003, the 1998 Plan was amended, effective as of the Palisade Merger, to provide that in the event that the services of a non-employee director terminate for any reason, all director options that are outstanding and held by such non-employee director at the time of such termination shall remain exercisable by such non-employee director for the remainder of the original term of such director option. As a result of this amendment, the options held by certain directors were re-measured and a compensation expense of approximately $48,000 was recorded in the year ended December 31, 2003. Upon the closing of the Palisade Merger, the 1998 Plan was terminated.
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
      The table below summarizes all option activity for the pre-merger options with respect to the Old Refac Common Stock, excluding the warrant:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2005	Price	2004	Price	2003	Price

Outstanding at beginning of year	182,500	$7.45	232,500	$6.47	244,000	$6.32
Options granted	—	—	—	—	—	—
Options exercised	(40,000)	2.50	(50,000)	2.88	(11,500)	3.42
Options forfeited	—	—	—	—	—	—

Outstanding at end of year	142,500	$8.84	182,500	$7.45	232,500	$6.47

Exercisable at end of year	142,500	$8.84	182,500	$7.45	232,500	$6.47

REFAC OPTICAL GROUP
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes all option data for the pre-merger options with respect to the Old Refac Common Stock as of December 31, 2005:

			Weighted	Weighted		Weighted
Price Range		Outstanding at	Average	Average	Exercisable at	Average
		December 31,	Contract Life	Exercise	December 31,	Exercise
Minimum	Maximum	2005	(Years)	Price	2005	Price

$3.50	$5.90	7,500	3.96	$3.81	7,500	$3.81
$5.91	$7.10	10,000	2.96	$6.88	10,000	$6.88
$7.11	$9.50	125,000	1.20	$9.30	125,000	$9.30

Total		142,500	1.47	$8.84	142,500	$8.84

      Pursuant to the Palisade Merger Agreement, upon the exercise of any pre-merger options, the optionee is entitled to receive the following: (i) if the option was exercised on or prior to June 30, 2005, the Merger Consideration as defined in the Palisade Merger Agreement or (ii) if the option is exercised after June 30, 2005, $3.60 in cash (from Palisade) and 0.2 shares of the Company’s post-merger common stock, par value $.001 per share (“Common Stock”).
      In June 2003, the stockholders approved the 2003 Stock Option and Incentive Plan (the “2003 Plan”) that authorizes the issuance of up to 500,000 shares of Common Stock. On March 6, 2006, the stockholders approved an amendment to the 2003 Plan which increased the number of shares authorized for issuance by 750,000. As a result of this amendment, a total of 1,250,000 shares are authorized for issuance under the 2003 Plan. The 2003 Plan authorizes the issuance of various incentives to employees (including officers and directors) including stock options, stock appreciation rights, and restricted performance stock awards. The 2003 Plan allows the Board to determine type, shares and terms of the grants. The table below summarizes all option activity for options granted to employees and directors under the 2003 Plan after the Palisade Merger:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2005	Price	2004	Price	2003	Price

Outstanding at beginning of year	195,000	$4.66	150,000	$4.64	—	$—
Options granted	300,000	4.52	45,000	4.72	150,000	4.64
Options exercised	—	—	—	—	—	—
Options forfeited	—	—	—	—	—	—

Outstanding at end of year	495,000	$4.57	195,000	$4.66	150,000	$4.64

Exercisable at end of year	280,003	$4.60	115,001	$4.65	5,000	$4.64

      The following table summarizes the data, as of December 31, 2005, for options granted after the Palisade Merger under the 2003 Plan:

			Weighted	Weighted		Weighted
Price Range		Outstanding at	Average	Average	Exercisable at	Average
		December 31,	Contract Life	Exercise	December 31,	Exercise
Minimum	Maximum	2005	(Years)	Price	2005	Price

$4.10	$4.70	265,000	8.38	$4.28	163,335	$4.38
$4.71	$5.20	230,000	4.87	$4.91	116,668	$4.92

Total		495,000	6.75	$4.57	280,003	$4.60

REFAC OPTICAL GROUP
NOTES TO FINANCIAL STATEMENTS — (Continued)

Preferred Stock
      The Company has 1,000,000 shares of preferred stock, $.001 par value per share, authorized, none of which have been issued.
Note 11 — Concentrations
      The Company had a contract with Patlex which accounted for approximately 26%, 76% and 56% of the Company’s total revenues from continuing operations for 2005, 2004 and 2003, respectively. The Company’s income from its contract with Patlex was variable and was based upon revenues derived by Patlex from the licensing of two laser patents. The more significant of the two patents licensed by Patlex Corporation was the Gas Discharge Laser Patent, which expired in November 2004. The other patent expired in May 2005. As a result of the expiration of these patents the Company does not expect any income from Patlex in 2006.
Note 12 — Wrench versus Taco Bell Litigation
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
Note 13 — Accounts Payable and Accrued Expenses
      Accounts payable and accrued expenses consist of the following:

	Years Ended December 31,

	2005	2004

Accounts payable	$206,000	$10,000
Amounts payable under service agreements	69,000	71,000
Accounting and auditing	123,000	91,000
Deferred rent	57,000	72,000
Legal	52,000	28,000
Tax reserve	—	281,000
Reserve on rental loss	188,000	96,000
Management bonuses	228,000	—
Merger expenses	118,000	—
Other	26,000	36,000

Total	$1,067,000	$685,000

Note 14 — Business and Asset Dispositions

A.	Sale of the Graphic Design Group
      In furtherance of its 2002 corporate repositioning, on August 5, 2002, the Company sold certain assets, including certain accounts receivable, furniture and equipment, customer lists and goodwill, subject to certain liabilities, of its Graphic Design Group to DM2, LLC (“DM2”), a company formed by its president and

REFAC OPTICAL GROUP
NOTES TO FINANCIAL STATEMENTS — (Continued)
former owner, David Annunziato. The transaction was effective as of August 1, 2002 and the purchase price was $371,000 consisting of a cash payment of $54,000 and a secured 6% promissory note for $317,000, payable in sixty (60) equal consecutive monthly installments of $6,000 commencing on January 1, 2003. As of June 30, 2005, the unpaid balance under this note was $182,000. In connection with this sale, the Company also entered into a sublease with DM2 for 3,492 square feet of commercial rentable space through November 14, 2009 which, as of June 30, 2005 had an aggregate remaining rent obligation of $398,000.
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
      On September 20, 2002, RIL sold its Product Design Group to Product Genesis, LLC (“PG”) for a variable purchase price based upon 2 1/2 % of net revenues up to an aggregate of $300,000. Due to the uncertainties of collection of the purchase price, the Company did not allocate any cost basis to this contract right and recorded the $36,000 received in 2003 from PG as income from such discontinued operations. In December 2003, PG notified the Company that it was discontinuing its product design operations and, in January 2004, it advised the Company that it had entered into an agreement with Factors NY, LLC, a company wholly-owned by a former employee of PG, to purchase the goodwill and certain assets of PG.

REFAC OPTICAL GROUP
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      On September 30, 2002, the Company completed the transfer of the assets and assumption of the liabilities of its subsidiary, RIL, to the Company, excluding the capital stock of Refac Consumer Products, Inc. (“RCP”), a manufacturer of a line of consumer electronics products, and certain trademarks, patents and a patent application relating to RCP’s business. After such transfer, the Company sold RIL to RCP Products, LLC, a limited liability company established by a former employee, for $50,000 plus a variable purchase price based upon 2 1/2 % of the revenues received in excess of $1,000,000 from the sale of its consumer electronics products during the eight year period commencing January 1, 2003, up to a maximum of $150,000 in any given year and a cumulative total of $575,000. Due to the uncertainties of collection of the purchase price, the Company has not allocated any cost basis to this contract right and will record any monies that it may receive from RCP Products, LLC with respect thereto as income from such discontinued operations. As of December 31, 2005, the Company has not received any variable purchase price payments and, based upon information provided by the purchaser, it does not expect to receive any such payments in the future.
Note 15 — Unaudited Selected Quarterly Financial Data

	2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$1,839,000	$189,000	$326,000	55,000
Cost of revenues	28,000	33,000	29,000	28,000
Net income (loss) from continuing operations	882,000	(614,000)	(454,000)	(739,000)
Net income (loss)	$882,000	$(614,000)	$(454,000)	$(739,000)
Net income (loss) from continuing operations per basic and diluted shares	$0.13	$(0.09)	$(0.06)	(0.11)
Net income (loss) per basic and diluted shares	$0.13	$(0.09)	$(0.06)	(0.11)

REFAC OPTICAL GROUP
NOTES TO FINANCIAL STATEMENTS — (Continued)

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$403,000	$491,000	$519,000	$366,000
Cost of revenues	31,000	30,000	31,000	32,000
Net income (loss) from continuing operations	(174,000)	(39,000)	126,000	(152,000)
Net income (loss)	$(169,000)	$(39,000)	$131,000	$(148,000)
Net income (loss) from continuing operations per basic and diluted shares	$(0.02)	$(0.01)	$0.02	$(0.02)
Net income (loss) per basic and diluted shares	$(0.02)	$(0.01)	$0.02	$(0.02)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Refac Optical Group
      We have audited the accompanying balance sheets of Refac Optical Group (formerly Refac) as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Refac Optical Group as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
New York, New York
March 17, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      (a) Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.
      (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The Board is currently comprised of twelve directors. On March 6, 2006, the Company amended its certificate of incorporation to eliminate the classified board structure. The current term of office of each director will end at Refac’s 2007 annual meeting of stockholders, and all directors will thereafter be elected for one-year terms at annual meeting of stockholders.
      There are no family relationships between any of the directors or executive officers of the Company nor were there any special arrangements or understandings regarding the selection of any director or executive officer, except that the nominees to the Board were recommended by Palisade, the Company’s controlling shareholder.

Executive Officers
      Information with respect to the executive officers of the Company is set forth below.

		Served in Such
		Position or Office
Name	Age	Continually Since	Position(1)

J. David Pierson	59	2005	President and Chief Executive Officer(2)
Robert L. Tuchman	63	1991	Senior Vice President, General Counsel, Secretary and Chairman of the Executive Committee of the Board.(3)
Raymond A. Cardonne, Jr.	39	1997	Senior Vice President, Chief Financial Officer and Treasurer(4)

NOTES:

(1)	Each executive officer’s term of office is until the next organizational meeting of the Board (traditionally held immediately after the Annual Meeting of Stockholders of the Company) and until the election and qualification of his or her successor. However, the Board has the discretion to replace officers at any time.

(2)	Mr. Pierson joined the Company as its President and Chief Operating Officer on June 20, 2005 and was appointed its President and Chief Executive Officer on March 6, 2006. From 1996 to 2001, he served as

President of Licensed Brands for Cole National, a leading optical retailer. During his tenure with Cole National, he led the expansion of vision care products and services from 650 stores to more than 1,100 under the banners of Sears Optical, Target and BJ’s Wholesale Clubs. Through more than thirty years in retailing, Mr. Pierson has managed operations, merchandising, strategic planning and implementation in a variety of positions with Sears, Target Stores and Federated Department Stores. Most recently, from March 2001 to April 2004, he served as the Chairman, President and Chief Executive Officer of CPI Corporation (NYSE: CPY), which provides portrait photography services in over 1,000 studios throughout the United States, Puerto Rico and Canada principally under license agreements with Sears. During the period after he left CPI Corporation and before joining Refac, he served as a consultant to several companies, including some in the retail optical business.

(3)	Mr. Tuchman, has been a director of the Company since 1991 and is chairman of the board’s executive committee. Since March 6, 2006, when J. David Pierson succeeded Mr. Tuchman as Chief Executive Officer, Mr. Tuchman has been serving as the Company’s Senior Vice President, General Counsel and Secretary. Previously, he served as the Company’s President from 1991 until June 2005, Chief Executive Officer from 1997 to March 6, 2006 and Chairman from 1997 until March 2003.

(4)	Mr. Cardonne joined the Company in 1997 and became Chief Financial Officer and Treasurer of the Company in August 2000. He served as Secretary of the Company from November 1998 until March 2006. Prior to joining the Company, from December 1994 through November 1997, Mr. Cardonne was a Vice President at Technology Management & Funding, L.P. From August 1993 to December 1994, he worked for NEPA Venture Funds, an early-stage venture capital firm, and the Lehigh Small Business Development Center. He previously worked at Ford Electronics & Refrigeration Corporation from January 1990 to July 1993.

      The additional information required by this item has been included in the Company’s Proxy Statement for its 2006 annual meeting of stockholders included in its Amendment No. 1 to definitive Registration Statement on Form S-4 filed with the SEC on February 14, 2006 and is hereby incorporated herein by reference.

Item 11.	Executive Compensation
      The information required by this item has been included in the Company’s Proxy Statement for its 2006 annual meeting of stockholders included in its Amendment No. 1 to definitive Registration Statement on Form S-4 filed with the SEC on February 14, 2006 and is hereby incorporated herein by reference. Subsequent to the effective date of such registration statement, on March 6, 2006, the Company’s Board of Directors awarded Robert L. Tuchman, it Chief Executive Officer during 2005 and Raymond A Cardonne, its Chief Financial Officer cash bonuses of $150,000 and $75,000, respectively. These bonuses are in recognition of services performed during 2005 and are payable on or about March 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
      The information required by this item has been included in the Company’s Proxy Statement for its 2006 annual meeting of stockholders included in its Amendment No. 1 to definitive Registration Statement on Form S-4 filed with the SEC on February 14, 2006 and is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item has been included in the Company’s Proxy Statement for its 2006 annual meeting of stockholders included in its Amendment No. 1 to definitive Registration Statement on Form S-4 filed with the SEC on February 14, 2006 and is hereby incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
      The following table sets forth the aggregate fees billed to Refac for the fiscal years ended December 31, 2005 and 2004 by Refac’s principal accounting firm, Grant Thornton LLP:

Description	2005	2004

Audit Fees	$175,000	$110,000
Audit related fees	62,000	—
Tax fees	29,000	72,000

Total	$266,000	$182,000

      Audit Fees. In fiscal 2005 and 2004, these services consisted of fees billed for professional services rendered for the audit of Refac’s financial statements and review of the interim financial statements included in quarterly reports. The services also included work related to the issuance of a consent with regards to filings under the Securities Act of 1933, as amended.
      Audit Related Fees. Audit Related Fees consist primarily of fees incurred in connection with the work related to acquisitions of U.S. Vision and OptiCare.
      Tax Fees. The tax fees related to professional services billed for tax compliance and tax advice and primarily consisted of assistance in an IRS examination, preparation of various tax returns and advice on other tax-related matters.
      SEC rules require all audit and non-audit engagements provided by our independent auditor, Grant Thornton LLP, be approved by Refac’s audit committee or be entered into pursuant to pre-approval policies and procedures established by Refac’s audit committee.
      Refac’s audit committee has considered such non-audit fees, and has determined that such fees are compatible with maintaining Grant Thornton LLP’s independence. Refac’s audit committee has adopted a pre-approval policy that grants the chairman of the Refac audit committee the sole authority to approve up to $10,000 in non-budgeted services. All other services must be approved by the Refac audit committee. None of the services provided by the independent auditors was pre-approved by the audit committee under paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.
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

Refac

Dated: March 31, 2006	By:	/s/ J. David Pierson J. David Pierson, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 31, 2006	By:	/s/ J. David Pierson J. David Pierson, President and Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2006	/s/ Raymond A. Cardonne, Jr. Raymond A. Cardonne, Jr., Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: March 31, 2006	/s/ Robert L. Tuchman Robert L. Tuchman, Senior Vice President, General Counsel, Secretary and Director

Dated: March 31, 2006	/s/ Eugene K. Bolton Eugene K. Bolton, Director

Dated: March 31, 2006	/s/ Jeffrey A. Cole Jeffrey A. Cole, Director

Dated: March 31, 2006	/s/ Dennison T. Veru Dennison T. Veru, Director
Dated: March 31, 2006	/s/ Clark A. Johnson Clark A. Johnson, Chairman

Dated: March 31, 2006	/s/ Mark N. Kaplan Mark N. Kaplan, Director

Dated: March 31, 2006	/s/ Joseph W. Marino Joseph W. Marino, Director

Dated: March 31, 2006	/s/ Melvin Meskin Melvin Meskin, Director

Dated: March 31, 2006	/s/ Mark S. Newman Mark S. Newman, Director

Dated: March 31, 2006	/s/ Jeffrey D. Serkes Jeffrey D. Serkes, Director

Dated: March 31, 2006	/s/ David C. Stone David C. Stone, Director

Dated: March 31, 2006	/s/ Dean J. Yimoyines Dean J. Yimoyines, Director

EXHIBIT INDEX

Exhibit
No.	Exhibit

3.1	Restated Certificate of Incorporation of the Company. Incorporated by reference to Appendix C to the Company’s Amendment No. 1 to Registration Statement on Form S-4, filed with the SEC on February 14, 2006, SEC file number 333-130328.
3.2	Amended and Restated By-laws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2006, SEC file number 001-12776.
4.1	Form of Warrant dated January 25, 2002, issued to CapitalSource Finance, LLC, for the purchase of up to 11,800 shares of the Company’s common stock, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on February 11, 2002, Exhibit 3.6.
10.1	Agreement and Plan of Merger, dated as of August 19, 2002, by and among Palisade Concentrated Equity Partnership, L.P., Palisade Merger Corp. and Refac. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2002, SEC file number 001-12776.
10.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 21, 2002, by and among Palisade Concentrated Equity Partnership, L.P., Palisade Merger Corp. and Refac. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2002, SEC file number 001-12776.
10.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of December 12, 2002, by and among Palisade Concentrated Equity Partnership, L.P., Palisade Merger Corp. and Refac. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2002, SEC file number 001-12776.
10.4	Amendment No. 3 to the Agreement and Plan of Merger, dated as of January 23, 2003, by and among Palisade Concentrated Equity Partnership, L.P., Palisade Merger Corp. and Refac. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2003, SEC file number 001-12776.
10.5	Fifth Amended and Restated Employment Agreement between Robert L. Tuchman and Refac, dated as of November 7, 2003. Incorporated by reference to Exhibit 10 (a) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2003, SEC file number 001-12776.*
10.6	Amended and Restated Employment Agreement between Raymond A. Cardonne, Jr. and Refac, dated as of November 7, 2003. Incorporated by reference to Exhibit 10 (b) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2004, SEC file number 001-12776.*
10.7	2003 Stock Incentive Plan. Incorporated by reference to Exhibit B to the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders, filed with the SEC on April 22, 2003, SEC file number 001-12776.*
10.8	Amendment No. 1 to 2003 Stock Incentive Plan. Incorporated by reference to Exhibit F to Amendment No. 1 to Registration Statement on Form S-4, filed on February 14, 2006, SEC file number 333-130328.*
10.9	1998 Stock Incentive Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 1998 Annual Meeting of Stockholders, filed with the SEC on March 31, 1998, SEC file number 001-12776.*
10.10	First Amendment to the Refac Technology Development Corporation 1998 Stock Incentive Plan, dated as of January 23, 2003. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2003, SEC file number 001-12776.*
10.11	1990 Stock Option and Incentive Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement for its 1990 Annual Meeting of Stockholders, filed with the SEC on April 23, 1990, SEC file number 0-7704.*
10.12	Employment Agreement with Robert L. Tuchman, dated April 1, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2005, SEC file number 001-12776.
10.13	Employment Agreement with Raymond A. Cardonne, Jr., dated April 1, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2005, SEC file number 001-12776.

Exhibit
No.	Exhibit

10.14	Amendment No. 1, dated March 30, 2006, to Employment Agreement with Raymond A. Cardonne, Jr., dated April 1, 2005.**
10.15	Stock Option Agreement with Robert L. Tuchman, dated April 1, 2005. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2005, SEC file number 001-12776.
10.16	Stock Option Agreement with Raymond A. Cardonne, Jr., dated April 1, 2005. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2005, SEC file number 001-12776.
10.17	Employment Agreement with J. David Pierson, dated June 20, 2005. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2005, SEC file number 001-12776.
10.18	Stock Option Agreement with J. David Pierson, dated June 20, 2005. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2005, SEC file number 001-12776.
10.19	Consulting Agreement with Cole Limited, Inc., dated June 20, 2005. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2005, SEC file number 001-12776.
10.20	Stock Option Agreement with Cole Limited, Inc., dated June 20, 2005. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2005, SEC file number 001-12776.
10.21	Stock Purchase Agreement with Cole Limited, Inc., dated June 20, 2005. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2005, SEC file number 001-12776.
10.22	Agreement and Plan of Merger, dated as of August 22, 2005, by and among Refac, OptiCare Merger Sub, Inc. and OptiCare Health Systems, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2005, SEC file number 001-12776.
10.23	Agreement and Plan of Merger, dated as of August 22, 2005, by and among Refac, USV Merger Sub, Inc. and U.S. Vision, Inc. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2005, SEC file number 001-12776.
10.24	Amendment No. 1 to Merger Agreement, dated as of November 11, 2005, by and among Refac, OptiCare Merger Sub, Inc. and OptiCare Health Systems, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 15, 2005, SEC file number 001-12776.
10.25	Amendment No. 1 to Merger Agreement, dated as of December 5, 2005, by and among Refac, U.S. Vision Merger Sub, Inc. and U.S. Vision, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 8, 2005, SEC file number 001-12776.
10.26	Form of License/ Lease Agreement, by and between Sears Roebuck & Co. and U.S. Vision. Incorporated by reference to Amendment No. 1 to the U.S. Vision’s Form S-1 (Reg. No. 333-35819) filed with the SEC on October 29, 1997.
10.27	Loan and Security Agreement between U.S. Vision and Commerce Bank, dated as of October 30, 2002.**
10.28	Amendment No. 1, dated May 30, 2003, to the Loan and Security Agreement, dated as of October 30, 2002, between U.S. Vision and Commerce Bank.**
10.29	Amendment No. 2, dated April 5, 2004, to the Loan and Security Agreement, dated as of October 30, 2002, between U.S. Vision and Commerce Bank.**
10.30	Amendment No. 3, dated January 31, 2005, to the Loan and Security Agreement, dated as of October 30, 2002, between U.S. Vision and Commerce Bank.**
10.31	Amendment No. 4, dated August 25, 2005, to the Loan and Security Agreement, dated as of October 30, 2002, between U.S. Vision and Commerce Bank.**
10.32	Amendment No. 5, dated October 31, 2005, to the Loan and Security Agreement, dated as of October 30, 2002, between U.S. Vision and Commerce Bank.**

Exhibit
No.	Exhibit

10.33	Licensed Department Agreement, dated as of February 1, 1995 between J.C. Penney Corporation, Inc. and U.S. Vision. Incorporated by reference to Amendment No. 1 to U.S. Vision’s Form S-1 (Reg. No. 333-35819) filed with the SEC on October 29, 1997.
10.34	Amendment No. 1 to the Licensed Department Agreement, dated as of December 18, 1996, by and between J.C. Penney Corporation, Inc. and U.S. Vision. Incorporated by reference to Amendment No. 1 to U.S. Vision’s Form S-1 (Reg. No. 333-35819) filed with the SEC on October 29, 1997.
10.35	Amendment No. 2, dated April 13, 1998, to the Licensed Department Agreement, dated as of February 1, 1995, by and between J.C. Penney Corporation, Inc. and U.S. Vision.**
10.36	Amendment No. 3, dated September 30, 2002, to the Licensed Department Agreement, dated as of February 1, 1995, by and between J.C. Penney Corporation, Inc. and U.S. Vision.**
10.37	Amendment No. 4, dated May 22, 2003, to the Licensed Department Agreement, dated as of February 1, 1995, by and between J.C. Penney Corporation, Inc. and U.S. Vision.**
10.38	Amendment No. 5, dated September 2003, to the Licensed Department Agreement, dated as of February 1, 1995, by and between J.C. Penney Corporation, Inc. and U.S. Vision.**
10.39	Participating Provider Agreement, dated as of June 1, 1997, between U.S. Vision, Inc. and Cole Vision Corporation. Incorporated by reference to Amendment No. 1 to U.S. Vision’s Form S-1 (Reg. No. 333-35819) filed with the SEC on October 29, 1997.
10.40	Amendment No. 2, dated as of October 30, 2002 to the Participating Provider Agreement, dated as of June 1, 1997, between U.S. Vision, Inc. and Cole Vision Corporation.**
10.41	Amendment No. 3, dated as of December 19, 2003, to the Participating Provider Agreement, dated as of June 1, 1997, between U.S. Vision, Inc. and Cole Vision Corporation.**
10.42	Amendment No. 4, dated as of February 6, 2004, to the Participating Provider Agreement, dated as of June 1, 1997, between U.S. Vision, Inc. and Cole Vision Corporation.**
10.43	Amended and Restated 2002 Stock Incentive Plan incorporated herein by reference to Registrant’s Quarterly Report on Form 10-Q filed August 14, 2002, Exhibit 4.4.*
10.44	Vision Care Capitation Agreement between OptiCare Eye Health Centers, Inc. and Blue Cross & Blue Shield of Connecticut, Inc. (and its affiliates), dated October 23, 1999. Incorporated by reference to OptiCare’s Registration Statement 333-78501, Exhibit 10.9.
10.45	Eye Care Services Agreement between OptiCare Eye Health Centers, Inc. and Anthem Health Plans, Inc. (d/b/a Anthem Blue Cross and Blue Shield of Connecticut), effective November 1, 1998. Incorporated by reference to OptiCare’s Registration Statement 333-78501, Exhibit 10.10.
10.46	Contracting Provider Services Agreement, dated April 26, 1996 and amendment thereto dated as of January 1, 1999, between Blue Cross and Blue Shield of Connecticut, Inc., and OptiCare Eye Health Centers, Inc. Incorporated by reference to OptiCare’s Registration Statement 333-78501, Exhibit 10.11.
10.47	Form of Employment Agreement between OptiCare and Dean J. Yimoyines, M.D., effective August 13, 1999, incorporated herein by reference to OptiCare’s Registration Statement 333-78501, Exhibit 10.11.*
10.48	Lease Agreement, dated September 1, 1995, by and between French’s Mill Associates, as landlord, and OptiCare Eye Health Centers, Inc. as tenant, for premises located at 87 Grandview Avenue, Waterbury, Connecticut. Incorporated by reference to OptiCare’s Registration Statement 333-78501, Exhibit 10.17.
10.49	Lease Agreement, dated September 30, 1997, by and between French’s Mill Associates II, LLP, as landlord, and OptiCare Eye Health Center, P.C., as tenant, for premises located at 160 Robbins Street, Waterbury, Connecticut (upper level). Incorporated by reference to OptiCare’s Registration Statement 333-78501, Exhibit 10.18.
10.50	Lease Agreement, dated September 1, 1995 and Amendment to lease dated September 30, 1997, by and between French’s Mill Associates II, LLP, as landlord, and OptiCare Eye Health Center, P.C., as tenant, for premises located at 160 Robbins Street, Waterbury, Connecticut (lower level). Incorporated by reference to OptiCare’s Registration Statement 333-78501, Exhibit 10.19.
10.51	Second Amendment to Lease Agreement, dated September 30, 1997, by and between French’s Mill Associates II, LLP, as landlord, and OptiCare Eye Health Center, Inc., as tenant, for premises located at 160 Robbins Street, Waterbury, Connecticut. Incorporated by reference to OptiCare’s Quarterly Report on Form 10-Q filed on August 12, 2003, Exhibit 10.4.

Exhibit
No.	Exhibit

10.52	Lease Agreement, dated August 1, 2002, by and between Harrold-Barker Investment Company, as landlord, and OptiCare Health Systems, Inc., as tenant, for premises located at 110 and 112 Zebulon Court, Rocky Mount, North Carolina. Incorporated by reference to OptiCare’s Annual Report on Form 10-K filed on March 18, 2003, Exhibit 10.12.
10.53	Form of Health Services Organization Agreement between PrimeVision Health, Inc. and eye care providers, incorporated herein by reference to OptiCare’s Registration Statement 333-78501, Exhibit 10.21.
10.54	Professional Services and Support Agreement, dated December 1, 1995, between OptiCare Eye Health Centers, Inc. and OptiCare P.C., a Connecticut professional corporation, incorporated herein by reference to OptiCare’s Registration Statement 333-78501, Exhibit 10.22.
10.55	Amendment No. 1, dated January 12, 2005, to the Professional Services and Support Agreement dated December 1, 1995, incorporated herein by reference to OptiCare’s Annual Report on Form 10-K filed on April 1, 2005, Exhibit 10.10.
10.56	Employment Agreement between OptiCare and Jason M. Harrold, effective July 1, 2000, incorporated herein by reference to OptiCare’s Quarterly Report on Form 10-Q filed on August 14, 2000, Exhibit 10.10.*
10.57	OptiCare Directors’ and Officers’ Trust Agreement, dated November 7, 2001, between OptiCare and Norman S. Drubner, Esq., as Trustee, incorporated herein by reference to OptiCare’s Annual Report on Form 10-K filed on November 29, 2001, Exhibit 10.52.*
10.58	Agreement for Consulting Services between Morris Anderson and Associates, Ltd. and OptiCare, dated April 16, 2001, incorporated herein by reference to the OptiCare’s Annual Report on Form 10-K filed on November 19, 2001, Exhibit 10.53.
10.59	Subordinated Pledge and Security Agreement, dated as of January 25, 2002, by OptiCare (including certain of its subsidiaries) as grantor, and Palisade Concentrated Equity Partnership, L.P., as secured party and agent for the other secured party (Linda Yimoyines), securing the senior secured subordinated notes made by OptiCare to the secured parties dated January 25, 2002, incorporated herein by reference to OptiCare’s Current Report on Form 8-K filed on February 11, 2002, Exhibit 10.6.
10.60	Registration Rights Agreement, dated January 25, 2002, covering common stock held by Palisade, common stock issuable on conversion of the Series B Preferred Stock and exercise of the warrants issued to Palisade, Linda Yimoyines and CapitalSource Finance, L.L.C., incorporated herein by reference to OptiCare’s Current Report on Form 8-K filed on February 11, 2002, Exhibit 10.7.
10.61	Amendment No. 1, dated May 12, 2003, to the Registration Rights Agreement dated January 25, 2002, incorporated herein by reference to OptiCare’s Quarterly Report on Form 10-Q filed on August 12, 2003, Exhibit 10.2.
10.62	Amendment No. 2, dated January 12, 2005, to the Registration Rights Agreement dated January 25, 2002.*
10.63	Subordination Agreement, dated January 25, 2002, among Palisade Concentrated Equity Partnership, L.P., Linda Yimoyines, CapitalSource Finance, L.L.C. and OptiCare, incorporated herein by reference to OptiCare’s Current Report on Form 8-K filed on February 11, 2002, Exhibit 10.8.
10.64	Term Note B, dated November 14, 2003, by and between OptiCare, OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. (individually and collectively as borrower) and CapitalSource Finance, L.L.C. (as lender), incorporated herein by reference to OptiCare’s Current Report on Form 8-K filed on November 19, 2003, Exhibit 10.2.
10.65	Asset Purchase Agreement, dated as of August 1, 2002, by and among OptiCare, PrimeVision Health, Inc. and Optometric Eye Care Center, P.A., incorporated herein by reference to OptiCare’s Current Report on Form 8-K filed on August 27, 2002, Exhibit 2.
10.66	Asset Purchase Agreement, dated as of February 7, 2003, by and among the Wise Optical Vision Group, Inc. and OptiCare Acquisition Corp., incorporated herein by reference to OptiCare’s Current Report on Form 8-K filed on February 10, 2003, Exhibit 2.
10.67	Joinder Agreement and First Amendment, dated as of February 7, 2003, to the Amended and Restated Revolving Credit, Term Loan and Security Agreement, originally dated as of January 25, 2003, by and between OptiCare, OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. and CapitalSource Finance, L.L.C., incorporated herein by reference to OptiCare’s Current Report on Form 8-K filed February 10, 2003, Exhibit 99.2.

Exhibit
No.	Exhibit

10.68	Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of March 29, 2004, by and between OptiCare, OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc. OptiCare Acquisition Corporation and CapitalSource Finance, L.L.C., incorporated herein by reference to OptiCare’s Annual Report on Form 10-K filed on March 30, 2004, Exhibit 10.44.
10.69	Waiver and First Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of August 16, 2004, by and between OptiCare, OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc., OptiCare Acquisition Corporation and CapitalSource Finance LLC., incorporated herein by reference to OptiCare’s Quarterly Report on Form 10-Q filed on November 15, 2004, Exhibit 10.1.
10.70	Second Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of August 27, 2004, by and between OptiCare, OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc., OptiCare Acquisition Corporation and CapitalSource Finance LLC., incorporated herein by reference to OptiCare’s Current Report on Form 8-K filed on September 1, 2004, Exhibit 10.1.
10.71	Letter Agreement, dated as of August 27, 2004, by and between OptiCare, OptiCare Eye Health Centers, Inc., PrimeVision Health, Inc., OptiCare Acquisition Corporation, CapitalSource Finance LLC and Palisade Concentrated Equity Partnership, L.P., incorporated herein by reference to OptiCare’s Current Report on Form 8-K filed on September 1, 2004, Exhibit 10.2.
10.72	Third Amendment to Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of January 12, 2005, by and between OptiCare, OptiCare eye Health Centers, Inc., PrimeVision Health, Inc., OptiCare Acquisition Corporation and CapitalSource Finance LLC, incorporated herein by reference to OptiCare’s Annual Report on Form 10-K filed on April 1, 2005, Exhibit 10.50.
10.73	Asset Purchase Agreement, dated as of January 12, 2005, between OptiCare Acquisition Corp., Wise Optical, LLC and AECC/ Pearlman Buying Group, LLC, incorporated herein by reference to OptiCare’s Annual Report on Form 10-K filed on April 1, 2005, Exhibit 10.52.
10.74	Transition Agreement, dated as of January 12, 2005 between Dr. Dean J. Yimoyines and OptiCare, incorporated herein by reference to OptiCare’s Annual Report on Form 10-K filed on April 1, 2005, Exhibit 10.53.
10.75	Supply Agreement, dated as of January 12, 2005, by and among OptiCare Eye Health Centers, Inc., Wise Optical, LLC and AECC/ Pearlman Buying Group, LLC, incorporated herein by reference to OptiCare’s Annual Report on Form 10-K filed on April 1, 2005, Exhibit 10.54.
10.76	Employment Agreement, dated as of January 12, 2005, by and between OptiCare P.C. and Dr. Dean J. Yimoyines, incorporated herein by reference to OptiCare’s Annual Report on Form 10-K filed on April 1, 2005, Exhibit 10.55.
10.77	Surrender of Lease Agreement, dated as of October 21, 2005, between Mack-Cali So. West Realty Associates L.L.C. and OptiCare Acquisition Corp.**
21.1	Subsidiaries of the Registrant.**
23.1	Consent of Grant Thornton LLP.**
31.1	Rule 13a-15(e)/15(d)-15(e) Certification, Chief Executive Officer.**
31.2	Rule 13a-15(e)/15(d)-15(e) Certification, Chief Financial Officer.**
32.1	Section 1350 Certification, Chief Executive & Chief Financial Officers.**

*	Management or compensatory plan.

**	Filed herewith