Form 10-Q
period 2006-04-30
REFAC OPTICAL GROUP
filed 2006-06-19
CIK 82788

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-12776
___________________

REFAC OPTICAL GROUP
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-1681234
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Bridge Plaza, Suite 550
Fort Lee, New Jersey 07024-7102
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (201) 585-0600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❑     Accelerated filer ❑       Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ❑ No ☒

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, as of June 8, 2006 was 17,856,148.

REFAC OPTICAL GROUP

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

REFAC OPTICAL GROUP CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Amounts in thousands, except share and per share amounts)
	April 30, 2006	January 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$8,260	$10,129
Accounts receivable, net of allowances for doubtful accounts of $247 and $220 at April 30, 2006 and January 31, 2006, respectively	8,287	10,676
Investments being held to maturity	23,461	24,229
Inventories	20,645	20,205
Prepaid expenses and other current assets	1,039	1,057
Restricted cash and investments being held to maturity	4,223	4,849
Assets held for sale	1,697	2,092
Total current assets	67,612	73,237
Property and equipment, net	33,183	34,544
Licensed optical department agreements	17,107	14,595
Goodwill	6,137	4,746
Other intangibles, net	288	300
Assets held for sale, non-current	8,833	5,384
Other assets	1,299	1,452
Total assets	$134,459	$134,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,184	$8,627
Accrued expenses	6,514	8,958
Accrued salaries and related expenses	2,018	1,783
Customer deposits	3,552	3,358
Deferred revenue	3,353	3,174
Current portion of capital lease obligations	695	724
Current portion of long-term debt	3,586	4,926
Liabilities of held for sale business	3,390	3,991
Other current liabilities	470	940
Total current liabilities	32,762	36,481

Capital lease obligations, net of current portion	1,214	1,372
Long-term debt, net of current portion	2,826	3,378
Revolving line of credit	12,023	14,983
Subordinated vendor debt	9,000	10,000
Other long-term liabilities	330	389
Minority interest	-	3,956
Temporary equity	4,223	4,849
Stockholders’ equity:
Common stock, $.001 par value; 25,000,000 shares authorized; 18,019,997 and 16,572,558 shares issued; 17,856,293 and 16,484,335 shares outstanding at April 30, 2006 and January 31, 2006, respectively	18	16
Additional paid-in capital	97,374	84,892
Treasury stock, at cost; 163,704 and 88,223 shares at April 30, 2006 and January 31, 2006, respectively	(1,365)	(738)
Unearned compensation	-	(89)
Accumulated deficit	(23,638)	(24,923)
Receivable from issuance of common stock	(308)	(308)
Total stockholders’ equity	72,081	58,850
Total liabilities and stockholders’ equity	$134,459	$134,258

See accompanying notes to the condensed consolidated financial statements (unaudited).

REFAC OPTICAL GROUP CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Amounts in thousands, except share and per share data)
	For the Three Months Ended April 30,
	2006	2005
Net revenues:
Product sales	$42,550	$39,949
Services	5,315	4,680
Licensing related activities	55	1,795
Other	30	390
Total revenues	47,950	46,814
Operating expenses:
Cost of product sales	12,708	12,047
Cost of services	2,002	1,746
Selling, general and administrative	29,192	27,660
Merger expense	547	-
Depreciation and amortization	1,683	1,623
Total operating expenses	46,132	43,076
Operating income	1,818	3,738
Other income (expense):
Dividends and interest income	310	192
Interest expense	(625)	(621)
Income from continuing operations before income taxes and minority interest	1,503	3,309
Minority interest	245	236
Provision for income taxes	113	35
Income from continuing operations	1,145	3,038
Income from discontinued operations, net of taxes and minority interest	364	238
Net income	$1,509	$3,276

Earnings per share:
Basic:
Continuing operations	$0.07	$0.19
Discontinued operations	$0.02	$0.01
Total	$0.09	$0.20
Diluted:
Continuing operations	$0.07	$0.19
Discontinued operations	$0.02	$0.01
Total	$0.09	$0.20
Weighted average shares outstanding:
Basic	17,533,613	16,491,902
Diluted	17,847,642	16,494,818

See accompanying notes to the condensed consolidated financial statements (unaudited).

REFAC OPTICAL GROUP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in thousands)
	For the Three Months Ended April 30,
	2006	2005

Cash flows from operating activities:
Net income	$1,509	$3,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,713	1,694
Non-cash stock-based compensation	134	-
Loss on disposal of fixed assets	143	20
Minority interest	277	279
Other	156	109
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,370	205
Inventories	(415)	(1,237)
Prepaid expenses and other current assets	(158)	(210)
Accounts payable and accrued expenses	(1,468)	759
Deferred revenue and customer deposits	401	1,361
Assets and liabilities of business held for sale	(91)	34
Other current liabilities	(485)	(398)
Net cash provided by operating activities	4,086	5,892

Cash flows from investing activities:
Proceeds from (purchase of) investments being held to maturity	3,993	(1,207)
Payments received on notes receivable	129	43
Expenditures for property and equipment	(497)	(985)
Investments in acquisitions, net of cash acquired	(20)	(75)
Proceeds from sale of businesses	-	3,580
Net cash provided by investing activities	3,605	1,356

Cash flows from financing activities:
Net payments on revolving line of credit	(2,225)	(9,505)
Principal payments on long-term debt and capital leases	(1,292)	(2,040)
Principal payments on subordinated debt	(1,000)	(75)
Proceeds from issuance of preferred stock	-	4,445
Proceeds from issuance of common stock	-	528
Proceeds from exercise of stock options	16	-
Purchase of treasury stock	(617)	-
Net cash used in financing activities	(5,118)	(6,647)
Net increase in cash and cash equivalents	2,573	601
Cash and cash equivalents at beginning of period	7,371	4,747
Cash and cash equivalents included in assets held for sale	(1,684)	(1,436)
Cash and cash equivalents at end of period	$8,260	$3,912

Supplemental disclosure of non cash transaction
Issuance of common stock in exchange for minority interest	$11,804	$-

See accompanying notes to the condensed consolidated financial statements (unaudited).

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1	- Business and Summary of Significant Accounting Policies

Refac Optical Group (formerly known as Refac and together with its subsidiaries, is referred to herein as “we”, “us”, “our”, “Company” or “Refac”) was incorporated in the State of Delaware in 1952. For most of our history, we were engaged in intellectual property licensing activities. During the period from 1997 to 2002, we were also engaged in the business of product development and graphic design and had invested these creative resources, together with our licensing skills, in certain product development ventures. As a result of a corporate repositioning, during 2002, we disposed of our then operating segments with the exception of our licensing business and we have limited the operations of that segment to managing certain existing license agreements and related contracts. From January 27, 2004 to March 21, 2005, we focused our acquisition efforts on opportunities in the asset management sector of the financial services industry. On March 21, 2005, our Board of Directors (the “Board”) decided to broaden the scope of the acquisition search to include other industries and, on August 22, 2005, we announced that we had signed merger agreements with two affiliated companies, U.S. Vision, Inc. (“U.S. Vision”), which currently operates 515 retail optical locations in 47 states and Canada, consisting of 509 licensed departments and 6 freestanding stores, and OptiCare Health Systems, Inc. (“OptiCare”), which operates 18 retail optical centers, two surgery centers and through our professional affiliate, OptiCare, P.C., provides professional ophthalmic and optometric services in the State of Connecticut and is a managed vision care provider in the United States. These merger transactions closed on March 6, 2006 and, as a result, Palisade Concentrated Equity Partnership, L.P. (“Palisade”), the controlling stockholder of all three companies, owns approximately 89% of our outstanding common stock (on a fully diluted basis).

A.	Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of our financial position as of April 30, 2006 and January 31, 2006, the results of operations for the three months ended April 30, 2006 and 2005, and cash flows for the three months ended April 30, 2006 and 2005. These condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”). Interim results are not indicative of results that may be expected for the full year. Our results of operations are affected by seasonal fluctuations in sales and operating profits with sales and operating profits generally higher in the first fiscal quarter and lower in the fourth quarter.

B.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All intercompany accounts and transactions have been eliminated.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

C.	Fiscal Year

On May 10, 2006, the Board approved a change in our fiscal year end from December 31 to January 31. As a result, the quarterly periods for our fiscal year ending January 31, 2007 will be:

First Quarter - February 1, 2006 through April 30, 2006
Second Quarter - May 1, 2006 through July 31, 2006
Third Quarter - August 1, 2006 through October 31, 2006
Fourth Quarter - November 1, 2006 through January 31, 2007

Prior to the change in the fiscal year end, Refac and OptiCare had a fiscal year that ended on December 31 while U.S. Vision’s fiscal year ended on January 31. As a result, the quarterly periods for the fiscal year ending January 31, 2006 reflect the combination of the prior fiscal year quarterly periods of Refac, OptiCare and U.S. Vision as follows:

Company	Prior Year Fiscal Periods
Refac and OptiCare
First Quarter - January 1, 2005 through March 31, 2005
Second Quarter - April 1, 2005 through June 30, 2005
Third Quarter - July 1, 2005 through September 30, 2005
Fourth Quarter - October 1, 2005 through December 31, 2005

U.S. Vision
First Quarter - February 1, 2005 through April 30, 2005
Second Quarter - May 1, 2005 through July 31, 2005
Third Quarter - August 1, 2005 through October 31, 2005
Fourth Quarter - November 1, 2005 through January 31, 2006

The revenues, net (loss) income before extraordinary items, and net (loss) income of Refac and OptiCare for the one month period ended January 31, 2006 are as follows (in thousands):

	Refac	OptiCare
Revenues	$18	$2,588
Net (loss) income before extraordinary items	$(230)	$6
Net (loss) income	$(230)	$6

Included in the net (loss) income amounts above are $104,000 and $68,000 of merger expenses for Refac and OptiCare, respectively.

D.	Revenue Recognition

Licensing-related Activities - Royalty revenue from our intellectual property licensing activities is recognized when earned in accordance with the terms of the related license agreement. Nonrecurring lump sum payments that represent settlements of licensing-related claims are recognized when the settlements occur and collectibility is reasonably assured.

Managed Vision Revenue - On April 24, 2006, we entered into a Stock Purchase Agreement to sell our managed care business to a wholly-owned subsidiary of Centene Corporation. Our managed vision care division, which has been held for sale since January 31, 2006, provides vision care services as a preferred provider to health maintenance organizations (“HMOs”), preferred provider organizations, third party administrators and insurance indemnity programs. The contractual arrangements with these entities operate primarily under capitated programs. Capitation payments are accrued when they are due under the related contracts at the agreed-upon per-member, per-month rates. Revenue from non-capitated services, such as fee-for-service and other preferred provider arrangements, is recognized when the services are provided and our customers are obligated to pay for such services. For our Direct to Employer managed care product, reinsurance premiums are assumed ratably over the period in which coverages are provided.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Product Sales Revenue - We recognize revenue on product sales at the time of delivery to the customer and upon customer acceptance of the merchandise. Product sales revenue represents sales of optical products to customers through the retail optical centers that we operate. Funds received from customers prior to customer acceptance are considered to be customer deposits.

Service Revenue - We provide comprehensive eye care services to consumers, including medical and surgical treatment of eye diseases and disorders by ophthalmologists, and vision measuring and non-surgical correction services by optometrists. We also charge a fee for providing the use of our ambulatory surgery centers to professionals for surgical procedures.  Revenues from ophthalmic, optometric and ambulatory surgery centers services are recorded at established rates reduced by an estimate for contractual disallowances. Contractual disallowances arise due to the terms of certain reimbursement contracts with third-party payors that provide for payments to us at amounts different from its established rates. The contractual disallowance represents the difference between the charges at established rates and estimated recoverable amounts and is recognized in the period the services are rendered. The contractual disallowance recorded is estimated based on an analysis of collection experience in relation to amounts billed and other relevant information. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as adjustments to revenue in the period of final settlements.  See Note 11.

We have also provided certain marketing, managed care and other administrative services to individual ophthalmology and optometry practices pursuant to agreements, most of which have been terminated or settled as of April 30, 2006. This revenue is recognized monthly at the contractually agreed upon fee, based on a percentage of cash collections by the practices or, at the time binding settlement agreements are executed, at the negotiated amounts.

E.	Deferred Revenue

At the time of an eyewear sale, some customers purchase a warranty contract covering eyewear defects or damage during the 12-month period subsequent to the date of the sale. Revenue relating to these contracts is deferred and classified as deferred revenue on the accompanying consolidated condensed balance sheet. Such revenue is recognized ratably over the life of the warranty contract (one year). Costs incurred to fulfill the warranty are expensed when incurred.

F.	Inventory

Inventory, consisting principally of frames and lenses, is valued at the lower of cost or market, determined by the first-in, first-out method.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

G.	Investments

We categorize and account for our investment holdings as “held to maturity securities”. Held to maturity securities are recorded at their amortized cost. This categorization is based upon our positive intent and ability to hold these securities to maturity.

H.	Licensed Optical Department Agreements

Licensed optical department agreements represent our right to operate optical departments in designated stores of certain retailers. Management anticipates that these licenses will provide substantial benefit for a period of time that extends beyond the foreseeable horizon. In addition, we have historically obtained renewals and/or extensions of these licenses without any material modifications to the agreements. Accordingly, these licenses have been determined to have an indefinite life.

I.	Stock Options

Effective January 31, 2006, we adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements over the vesting period based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. We adopted SFAS 123R using the modified prospective method, which requires that compensation expense be recorded over the remaining service period for all unvested stock options beginning in the first quarter of adoption of SFAS 123R. Accordingly, no prior periods have been restated.

As a result of adopting SFAS 123R on January 31, 2006, both our income from continuing operations before income taxes and minority interest and net income for the three months ended April 30, 2006 were $88,700 lower than if we had continued to account for share based compensation under APB 25. Both our basic and diluted net income per share for the three months ended April 30, 2006 are the same as the basic and diluted net income per share if the company had continued to account for share based compensation under APB 25. Also, in connection with the adoption of SFAS 123R, the unearned stock-based compensation balance of $89,000 was reclassified to additional paid-in capital.

Prior to January 31, 2006, we accounted for stock option grants in accordance with APB 25 and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with SFAS 123, “Accounting for Stock-Based Compensation,” we did not recognize compensation cost based on the fair value of the options granted at the grant date. If we had elected to recognize compensation cost based on the fair value of the options granted at the grant date, net income and net income per share would have been the pro forma amounts indicated in the following table (amounts in thousands, except per share amounts):

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the Three Months Ended April 30, 2005
Net income - as reported	$3,276
Pro forma compensation cost, net of taxes	(61)
Net income - pro forma	$3,215
Net income per share - as reported:
Basic	$0.20
Diluted	$0.20
Net income per share - pro forma:
Basic	$0.19
Diluted	$0.19

J.	Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates to allow for temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

K.	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

L.	Concentration of Sales Under Licensed Optical Department Agreements

Approximately 59% of our revenues were derived from licensed retail optical departments in one retailer for both the three months ended April 30, 2006 and 2005. Sales derived from the licensed retail optical departments in another retailer accounted for approximately 11% of total revenues for the same periods. Approximately 54% of our accounts receivable were derived from the same two retailers at both April 30, 2006 and January 31, 2006. A termination of either of these department license agreements would result in a significant loss of sales and would have a material adverse effect on operating results.

Approximately 15% and 19% of our revenues for the three months ended April 30, 2006 and 2005, respectively were derived from being a participating provider of managed care benefits primarily through Cole Managed Vision (“CMV”), a national vision care program operated by a subsidiary of Luxottica Group S.p.A (“Luxottica”), an operator of retail optical stores and a competitor of both U.S. Vision and OptiCare. U.S. Vision’s participating provider agreement with CMV terminates on December 31, 2008 and there is no assurance that CMV, Luxottica or U.S. Vision will be willing to renew or extend the agreement. During the term of the current agreement, U.S. Vision cannot become a participating provider in any other managed vision network without the permission of CMV.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In January 2006, Luxottica announced that it was integrating its EyeMed Vision Care and CMV into one managed vision care company. As a result, the number of CMV plans has been, and is continuing to be, reduced which has, and will continue to, adversely affect the amount of our revenues derived from this managed vision care relationship. During the quarter ended April 30, 2006, managed vision care sales were approximately $1.7 million, or 19.2%, below the amount recorded for the comparable period in 2005. We are encouraged by our current dialogue with Luxottica to find an amicable resolution of this matter: however no assurances can be given that we will be able to reach such resolution on terms acceptable to the Company. If we are unable to reach an acceptable resolution to this matter with Luxottica, we will seek other agreements and alternatives to replace or minimize the lost managed vision care revenues and evaluate our legal remedies. However no assurance can be given that we will be able to enter into other agreements or find suitable alternatives.

There have been no other material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

M.	Reclassifications

Certain prior year amounts have been reclassified to conform to the current financial statement presentation.

Note 2	— Palisade Merger

On February 28, 2003, we completed a merger with a wholly-owned subsidiary of Palisade, which is referred to herein as the “Palisade Merger”. Under the terms of the Palisade Merger, for each share of our common stock, par value $.10 per share (“Old Refac Common Stock”), owned immediately prior to the effective time of the merger, stockholders (other than Palisade and stockholders who properly exercised appraisal rights) received or were expected to receive (i) $3.60 in cash, (ii) 0.2 shares of common stock, par value $.001 per share (“Common Stock”), and (iii) the non-transferable right (the “Payment Right”) to sell the shares of the common stock to us at a price of $8.29 per share (the “Payment Amount”). This right to sell the shares was limited to stockholders who held their shares at the completion of the Palisade Merger and continued to hold their shares until August 8, 2005, the date that the calculation of the Payment Amount was finalized.

We have treated the Palisade Merger as a recapitalization for accounting purposes and have adjusted the difference in the par value of the Old Refac Common Stock and the common stock from common stock to additional paid-in capital. Pursuant to the Palisade Merger Agreement, the treasury stock that we owned at the effective time of the Palisade Merger was cancelled with a corresponding decrease to our retained earnings.

As the Payment Right represents a non-transferable right of stockholders to sell to us their shares of common stock received in the Palisade Merger for cash, the Payment Amount has been reflected on the balance sheet as temporary equity with a similar amount reducing additional paid-in capital. Subsequent changes in the estimated number of shares still having this Payment Right will be computed on a quarterly basis through September 30, 2006. Based upon same, we will decrease the temporary equity amount with an offsetting increase in additional paid-in capital.

Pursuant to the Palisade Merger Agreement, we have restricted a portion of our cash and investments being held to maturity to maintain the Contingent Fund (as defined in the Palisade Merger Agreement) reserved to pay the Payment Amount. As at January 31, 2006 and April 30, 2006, this amount is shown as a short-term asset on the balance sheet as the exercise period, as extended by us, for the Payment Right expires on September 30, 2006.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of April 30, 2006, stockholders holding an aggregate of 141,000 shares have exercised their Payment Rights. Any Contingent Fund amounts related to Payment Rights that are not properly exercised on or before September 30, 2006 will become unrestricted.

Note 3	— Acquisition of U.S. Vision and OptiCare

On March 6, 2006, we completed our acquisitions of U.S. Vision and OptiCare and changed our name to Refac Optical Group to better reflect our new businesses. Prior to the completion of these transactions, the Company, OptiCare and U.S. Vision were all controlled by Palisade, which owned approximately 91%, 88% and 84% (on fully diluted basis), of the Company, U.S. Vision and OptiCare, respectively. Since Palisade had a controlling interest in each entity, the acquisitions are deemed to be a combination of entities under common control and have been accounted for in a manner similar to a pooling of interests, which required that the historical financial statements be restated retrospectively. As of April 30, 2006, Palisade owns approximately 89% of our outstanding shares on a fully diluted basis.

In connection with the acquisition of OptiCare, Palisade received approximately 0.0403 shares of our Common Stock for each share of OptiCare common stock owned by it immediately prior to the transaction and preferred stockholders received 0.0403 shares of our Common Stock for each share of OptiCare common stock issued to them upon conversion of OptiCare preferred stock. All other shares of OptiCare common stock outstanding immediately prior to the transaction were converted into the right to receive 0.0472 shares of our Common Stock. In the U.S. Vision transaction, U.S. Vision stockholders received 0.4141 shares of our Common Stock for each share of U.S. Vision common stock. Upon completion of the transactions, 4,532,000 and 6,409,000 shares of our Common Stock were issued to OptiCare and U.S. Vision shareholders, respectively, and, as of April 30, 2006 we had 17,856,293 shares outstanding.

The acquisition of the non-Palisade interest in OptiCare and U.S. Vision was accounted for as the acquisition of minority interest at fair value and purchase price accounting was applied. The purchase price of $11,804,000 was determined based upon the number of Refac shares given to the former OptiCare and U.S. Vision shareholders in exchange for their equity interest in the respective entities. The value assigned to the Refac shares was the value at which the shares were trading on August 22, 2005, the date on which the details of the share exchange were agreed to and announced. The purchase price in excess of the historical recorded value of the net assets was allocated as follows (in thousands):

	U.S. Vision	OptiCare
Licensed Optical Department Agreements	$2,512	$-
Managed Care Contracts	-	640
Managed Care Software	-	159
Goodwill	-	4,251
	$2,512	$5,050

The value assigned to the managed care contracts, managed care software and $2,877,000 of goodwill was assigned to the Managed Vision reporting unit and is included in assets held for sale on the April 30, 2006 balance sheet.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended April 30, 2006, we incurred $547,000 of merger expenses, primarily legal, accounting and consulting, in connection with the acquisitions.

Note 4	— Long-Term Debt:

The details of our long-term debt are as follows (in thousands):

	April 30, 2006	January 31, 2006
Senior term loan with Commerce Bank, N.A., which requires monthly interest payments at 8% and quarterly principal payments based on a graduated schedule ranging from $400 to $925 with the final payment due in October 2006. The loan is secured by substantially all assets of U.S. Vision.	$2,177	$3,102
$17.5 million revolving line of credit with Commerce Bank, N.A., which expires on October 31, 2007. Interest is payable monthly at the lower of prime plus 150 basis points, or 30-day LIBOR plus 375 basis points (8.75% at April 30, 2006). The rate cannot drop below 5.5%. The revolving line of credit is secured by liens on substantially all assets of U.S. Vision.	12,023	14,983
Revolving credit note to CapitalSource Finance LLC, due January 25, 2007. The note bears interest at a rate equal to Citibank, N.A.'s prime rate plus 1.5% (9.25% at April 30, 2006) and cannot drop below 6.0%. The note is secured by liens on substantially all of the assets of OptiCare. See Note 12.	1,063	509
Term note payable to CapitalSource, due January 25, 2006. Monthly principal payments of $25 with balance due at maturity. See Note 12.	-	1,425
Vendor I (of U.S. Vision) subordinated note due November 2007. Requires quarterly interest payments at 6.0%. The entire principal balance is due on November 1, 2007.	4,000	4,000
Vendor II (of U.S. Vision) subordinated note requires quarterly interest payments at 6%. The entire principal balance is due on January 31, 2009.	2,000	3,000
Former Vendor III (of U.S. Vision) subordinated note due January 2008. Requires quarterly interest payments at 6%. The entire principal balance is due on January 31, 2008.	3,000	3,000
Other	3,172	3,268
	27,435	33,287
Less: current portion	3,586	4,926
	$23,849	$28,361

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Senior Term Loan and the Revolving Credit Agreement between U.S. Vision and Commerce Bank, N.A. (“Commerce”) contains various financial covenants including maintaining a specified net worth level, current ratio, and a leverage ratio. U.S. Vision was in compliance with these covenants at April 30, 2006. The Senior Term Loan and the Revolving Line of Credit restricts the declaration and payment of dividends or any distributions to us and limits U.S. Vision’s total capital expenditures to $7 million in any fiscal year. The Senior Term Loan and the Revolving Credit Agreement contains a subjective acceleration provision whereby Commerce can declare a default upon a material adverse change in U.S. Vision’s business operations. We do not believe that any such conditions exist.

Pursuant to the Amended and Restated Revolving Credit, Term Loan and Security Agreement (“CapitalSource Loan Agreement”) between OptiCare and CapitalSource LLC (“CapitalSource”), as amended on August 16, 2004, August 27, 2004 and January 12, 2005, OptiCare has a revolving credit facility equal to 85% of its eligible accounts receivable and 55% of eligible inventories. The loan bears interest at a rate equal to Citibank, N.A.’s prime rate plus 1.5% (but not less than 6.0%), is secured by substantially all of OptiCare’s assets and matures on January 25, 2007. The CapitalSource Loan Agreement contains certain restrictions on the conduct of OptiCare’s business including, among other things, restrictions on incurring debt, purchasing or investing in the securities of, or acquiring any other interest in, all or substantially all of the assets of any person or joint venture, declaring or paying any cash dividends or making any other payment or distribution on our capital stock, and creating or suffering liens on our assets.

If OptiCare terminates the CapitalSource revolving credit facility prior to maturity, it is required to pay CapitalSource a prepayment penalty of $450,000. Additionally, if the revolving credit facility is prepaid pursuant to a refinancing with another commercial financial institution, it must pay CapitalSource the greater of $450,000 or the Yield Maintenance Amount (as defined therein). See Note 12.

U.S. Vision has long-term supply agreements with Vendor I and II above, which require U.S. Vision to purchase certain amounts of products from these vendors at market rates. These supply agreements expire on the same date that the subordinated notes are due and the subordinated notes provide for the extension of the due date to match the term of any extension of the supply agreement.

On March 24, 2006, U.S. Vision and Vendor II agreed to amend the long-term supply agreement and subordinated note. Pursuant to this amendment, we paid Vendor II $1 million thereby reducing the principal amount due Vendor II under the subordinated note from $3 million to $2 million. In return, a claim for interest in excess of 6% per annum was waived and the maturity of the note was extended from April 30, 2007 to January 31, 2009. The note provides that Vendor II can declare a default and accelerate the maturity date should U.S. Vision fail to purchase $2.2 million of the Vendor’s merchandise during any fiscal year of the Company.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Due to Vendor III’s insolvency and inability to give U.S. Vision adequate assurance of performance of its obligations, U.S. Vision maintains that this Vendor has repudiated its supply agreement. While it has been able to purchase its requirements for this product category from other vendors, U.S. Vision intends to hold this vendor accountable for any damages caused by its breach.

The carrying amounts of our debt approximate their fair values based on the nature of these accounts, and the fact that the interest rate embedded in the long-term debt agreements was consistent with current market rates for debt with similar attributes.

Maturities of long-term debt for each of the next five years and thereafter are as follows (in thousands):

Period Ended April 30,	Amount
2007	$3,586
2008	21,234
2009	204
2010	2,411
2011	-
$27,435

Note 5	— Income Taxes:

As of December 31, 2005, Refac has federal net operating loss carryforwards of $1.0 million, which will begin to expire in the year 2022 and can be used by Refac, OptiCare and U.S. Vision. OptiCare has federal net operating loss carryforwards of $14.5 million, which will begin to expire in the year 2020 and are limited to use by OptiCare and its subsidiaries. As of January 31, 2006, U.S. Vision had federal net operating loss carryforwards of approximately $40.7 million, which will begin to expire in the year 2006 and are limited to use by U.S. Vision and its subsidiaries. Approximately $30.3 million of these carryforwards are subject to section 382 limitations due to prior changes in ownership. Approximately $732,000 will become available for use each year through the year 2022. Management has recorded a 100% valuation allowance against net deferred tax assets as we believe that it is more likely than not that the benefit of the operating losses will not be realized. The need for a valuation allowance will be reviewed periodically and adjusted as necessary.

The difference between the Company’s effective tax and the taxes computed at the federal statutory tax rate is due to the utilization of net operating loss carryforwards.

Note 6	— Earnings per Share:

Basic earnings per share (“EPS”) was computed by dividing the net income for the three months ended April 30, 2006 and 2005, respectively, by the weighted average number of common shares outstanding.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Diluted EPS was computed by dividing the net income for the three months ended April 30, 2006 and 2005, respectively, by the weighted average number of common shares outstanding, plus all common share equivalents. Diluted EPS takes into consideration the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

The reconciliations of basic to diluted weighted average shares outstanding are as follows (amounts in thousands):

	For the Three Months Ended April 30,
	2006	2005
Basic shares	17,534	16,492
Dilution: stock options and warrants	314	3
Diluted shares	17,848	16,495

Excluded from the earnings per share computations for the three months ended April 30, 2006 and 2005 are 186,012 and 422,000 out of the money options, respectively.

Note 7	— Segment Information

We have aggregated our business units into two reportable segments: Eye Care Centers & Professional Services and Licensed Optical Departments. These operating segments are managed separately, offer separate and distinct products and services, and serve different customers and markets. Discrete financial information is available for each of these segments and our management assesses performance and allocates resources among these two operating segments.

The Eye Care Centers & Professional Services segment sells retail optical products to consumers and operates integrated eye health centers and surgical facilities where comprehensive eye care services are provided to patients. The Licensed Optical Departments segment is a retailer of optical products and services principally through licensed departments within national and regional department and other chain stores.

In addition to its reportable operating segments, our “All Other” category includes other non-core operations and transactions, which do not meet the quantitative thresholds for a reportable segment.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	For the Three Months Ended April 30,
	2006	2005
Revenues:
Eye Care Centers & Professional Services	$8,335	$7,664
Licensed Optical Departments	39,530	36,965
Reportable Segment Totals	47,865	44,629
All Other	85	2,185
Total Net Revenues	$47,950	$46,814

	For the Three Months Ended April 30,
	2006	2005
Segment Income:
Operating Income:
Eye Care Centers & Professional Services	$460	$228
Licensed Optical Departments	2,448	2,339
Total Reportable Segment Operating Income	2,908	2,567
All Other	(1,090)	1,171
Dividends and Interest	310	192
Interest Expense	(625)	(621)
Income from Continuing Operations Before Income Taxes and Minority Interest	$1,503	$3,309

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	April 30, 2006	January 31, 2006
Total Assets:
Eye Care Centers & Professional Services	$14,298	$12,831
Licensed Optical Departments	79,203	78,800
Reportable Segment Totals	93,501	91,631
All Other	30,428	35,151
Discontinued Operations	10,530	7,476
	$134,459	$134,258

Note 8	— Commitments and Contigencies

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

By an Arbitration Agreement, dated as of January 30, 2004, the parties have agreed to arbitrate the controversy before a single arbitrator. In connection with the arbitration, on March 29, 2006, Plaintiff submitted a report claiming that its damages are no less than $15,440,000. OptiCare believes that Plaintiff’s claims are without merit and that OptiCare has meritorious defenses to Plaintiff’s claims. Due to the possibility that the arbitrator might have a conflict of interest following our merger with OptiCare, we asked him to recuse himself and the arbitration was terminated. We now expect plaintiff to commence a new civil action in the Superior Court, Judicial District of Waterbury, Connecticut.

We believe that there are no other material pending legal proceedings or threatened claims to which the Company or any of its subsidiaries is a party or of which any of our properties are subject. However, from time to time we face litigation exposure for existing and potential claims. These claims primarily relate to intellectual property matters, the manufacture and sale of medical devices, disputes with our distributors and employment matters.

Note 9	— Wrench versus Taco Bell Litigation

By Agreement, dated as of January 31, 2002, the Company and Ms. Arlene Scanlan, who was then President of Refac Licensing, Inc. (“RL”), agreed to a termination of her employment agreement and stock options and to a conveyance of her 19% interest in RL to us. This termination agreement required that Ms. Scanlan pay us 50% of the first $3,000,000 that she received relating to a certain lawsuit brought by a former licensing client of RL against Taco Bell Corp. On January 27, 2005, the lawsuit was settled and on February 4, 2005 we received payment of $1,500,000, representing our share of the settlement. This amount was recorded as revenue from licensing related activities in the quarter ended April 30, 2005.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10	— Discontinued Operations

We close nonperforming stores in the ordinary course of business. The decision to close stores is primarily based on the cash flows generated by each respective store. Therefore, upon the closing of the store, we treat the operating results of that store as a discontinued operation in those instances where the Company is unable to transfer its business to another store.

On January 31, 2006, the Board of Directors of OptiCare approved a plan to sell OptiCare's managed vision business and, on April 24, 2006, OptiCare entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with a wholly-owned subsidiary of Centene Corporation (“Centene”). Pursuant to the Stock Purchase Agreement, Centene will acquire the managed vision business of OptiCare, which contracts with insurers, employer groups, managed care plans, HMOs and other third-party payors to manage claims payment and other administrative services of eye health benefits for those contracting parties (the “Managed Vision Business”). Excluded from the sale is a managed care contract that accounted for revenues of $113,500 in 2005.

Centene has agreed to pay $7,500,000 for the Managed Vision Business, subject to a minimum net worth requirement of $500,000 at closing and certain other adjustments. Net worth was defined to mean assets (excluding intangible assets) minus liabilities, determined in accordance with US GAAP. The Stock Purchase Agreement also provides for an escrow agreement, whereby $1,000,000 of the sales proceeds of the managed vision business will be held for 12 months following the closing in connection with OptiCare's indemnification obligations under the Stock Purchase Agreement. Such obligations are generally subject to a cap on liability of $1,000,000, subject to certain exceptions, which we have guaranteed.

The assets to be sold include the OptiCare trademarks, corporate name, domain names and e-mail address subject to a license agreement under which OptiCare will have a perpetual, royalty-free, exclusive right and license, with certain rights to sublicense, for use of the marks solely within the States of Connecticut, Massachusetts, Rhode Island, Maine, New Hampshire and Vermont and solely in connection with OptiCare’s consumer vision business.

Accordingly, the results of operations of the managed vision business are reflected as a discontinued operation in all periods presented.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Operating results (exclusive of interest expense) from discontinued operations are as follows (in thousands):

	For the Three Months Ended April 30,
	2006	2005
Product sales	$224	$856
Managed vision	6,002	6,352
Total net revenues	6,226	7,208
Operating expenses:
Cost of product sales	74	268
Cost of services	3,960	4,669
Selling, general, and administrative expenses	1,828	2,033
Income from discontinued operations	$364	$238

Note 11	— Related Party Transactions

               Palisade Capital Management, L.L.C. (“PCM”), the investment manager for Palisade, on behalf of itself and/or portfolio companies of funds that it manages had requested, from time to time, that we provide certain consulting services. In consideration for these services, we earned $21,000 with respect to services rendered during the quarter ended April 30, 2005.

Pursuant to employment agreements entered into on April 1, 2005, our General Counsel and Chief Financial Officer may enter into separate arrangements for their own account with Palisade and/or any of its affiliated companies that are engaged in private equity or investment management pursuant to which they may become a member, partner, officer, director or stockholder of such entity or may provide consulting or professional services thereto provided that such activities do not materially interfere with the regular performance of their duties and responsibilities under such employment agreements. Given this arrangement, we have not provided any services to PCM after the quarter ended March 31, 2005 and do not expect to do so in the future, unless such services can be rendered by employees other than such officers.

From February 2004 to July 2005, we provided consulting services directly to Neurologix, Inc., a public company in which PCM beneficially owned more than 10% of the outstanding capital stock. Under this arrangement, we earned $23,000 during the three month period ended April 30, 2005.

OptiCare incurred rent expense of $264,000 and $265,000 during the three months ended April 30, 2006 and 2005, respectively. Such amounts were paid to entities in which Dean J. Yimoyines, M.D., a member of our Board and the Chief Executive Officer of OptiCare and its professional affiliate, OptiCare, P.C., had an interest, for the lease of facilities. OptiCare believes that these leases reflect the fair market value of and contain customary terms for leased commercial real estate in the geographic area where they are located.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

OptiCare’s subsidiary, OptiCare Eye Health Centers, Inc. (“OEHC”), is party to a Professional Services and Support Agreement (the “PSSA”) with OptiCare, P.C. Dr. Yimoyines is the sole nominee stockholder of OptiCare, P.C. and its President and Chief Executive Officer pursuant to an Employment Agreement terminable “at will” by OptiCare, P.C. and on 180 days prior written notice by Dr. Yimoyines. The agreement provides for an annual salary of $245,000 plus certain fringe benefits. Pursuant to the PSSA, OptiCare, P.C. employs medical personnel and performs all ophthalmology and optometry services at our facilities in Connecticut. OEHC selects and provides the facilities at which the services are performed and provides all administrative and support services for the facilities for which OptiCare, P.C. provides medical personnel and performs its ophthalmology and optometry services. OEHC bills and receives the payments for the services rendered by the medical personnel of OptiCare, P.C. and OptiCare, P.C. pays its physicians compensation for such medical services rendered.

In January 2002, Palisade purchased 2,571,429 shares of OptiCare’s Series B Preferred Stock for $3,600,000 in cash and Ms. Yimoyines, the wife of Dr. Yimoyines, purchased 285,714 shares of Series B Preferred Stock for $400,000 in cash. Also in January 2002, OptiCare issued an additional 309,170.5 shares of Series B Preferred Stock to Palisade to satisfy an outstanding loan of $400,000 of principal and $33,000 of accrued interest and issued an additional 38,646.3 shares of Series B Preferred Stock to Ms. Yimoyines to satisfy an outstanding loan of $50,000 of principal and $4,000 of accrued interest due to Ms. Yimoyines. As of March 31, 2005, accrued and unpaid dividends on these shares owned by Palisade and Ms. Yimoyines totaled $1,839,000 and $207,000, respectively. Under the terms of our merger agreement with OptiCare and Ms. Yimoyines, these shares were converted at the exchange ratio of 0.0403 into shares of our common stock.

On January 12, 2005, Palisade and Ms. Yimoyines purchased 280,618 shares of OptiCare’s newly created Series D Preferred Stock for an aggregate purchase price of approximately $4,400,000. On the same date, OptiCare’s wholly-owned subsidiary, OptiCare Acquisition Corp., entered into an Asset Purchase Agreement with Wise Optical, LLC and AECC/Pearlman Buying Group, LLC, both entities formed by Dr. Yimoyines, pursuant to which OptiCare, effective as of December 31, 2004, sold substantially all of the assets and certain liabilities of its Distribution division, which consisted of its contact lens distributor, Wise Optical, and its Optical Buying Group, for an aggregate purchase price of approximately $4,200,000.

Other related party transactions include management indebtedness of $308,000 and maintenance of brokerage accounts at Palisade Capital Securities (“PCS”), an affiliate of Palisade and PCM, for our marketable securities (principally, U.S. treasury bills being held to maturity).

U.S. Vision has a Revolving Line of Credit and Senior Term Loan (Note 4) with Commerce Bank. The President and Chief Executive Officer of U.S. Vision is a member of the Board of Directors of Commerce Bank.

Note 12	— Subsequent Event

On June 9, 2006, the Company paid $1,000,000, including a $100,000 termination fee, to CapitalSource in full payment and satisfaction of its indebtedness to CapitalSource.

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact.  When used in this document, the words “expects,” “anticipates,” “estimates,” “plans,” “intends,” “projects,” “predicts,” “believes,” “may” or “should,” and similar expressions, are intended to identify forward-looking statements.  These statements reflect the current view of the Company’s management with respect to future events and are subject to numerous risks, uncertainties, and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company’s expectations and including the other risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, under the caption “Risk Factors.”

Overview

In order to more fully understand the comparison of the results of operations for the first quarter of 2006 as compared to the same period in 2005, it is important to note the following significant changes in our operations that occurred in 2005:

As a result of a corporate repositioning, during 2002, we disposed of our then operating segments, with the exception of our licensing business, and we have limited the operations of that business to managing certain existing license agreements and related contracts. On February 28, 2003, we completed the Palisade Merger. On March 28, 2003, we entered into a stock purchase agreement with Palisade, which closed on May 19, 2003. The purpose of the stock purchase transaction was to provide us with additional capital for making acquisitions. From January 27, 2004 to March 21, 2005, we focused our acquisition efforts on opportunities in the asset management sector of the financial services industry.

       On March 21, 2005, our Board of Directors (the “Board”) decided to broaden the scope of the acquisition search to include other industries and, on April 8, 2005, we announced that we had entered into acquisition discussions with two affiliated companies, U.S. Vision, Inc. (“U.S. Vision”) and OptiCare Health Systems, Inc. (“OptiCare”). On August 22, 2005, we signed merger agreements with U.S. Vision and OptiCare and the transactions were completed on March 6, 2006. As a result of these acquisitions, we have become the sixth largest retail optical chain in the United States. As of April 30, 2006, we operate at 535 locations in 47 states and Canada, consisting of 511 licensed departments, 6 freestanding stores, 18 eye health centers and professional optometric practices, two surgery centers, one of which is a laser correction center, and two manufacturing laboratories. Of the 511 licensed departments, 352 are located at J.C. Penney stores, 65 at Sears, 45 in regional department stores, 29 at The Bay, a division of Hudson’s Bay Company, Canada’s oldest and largest traditional department store retailer, 13 departments at Meijer, and, most recently, 7 at Macy’s. These licensed departments are full-service retail vision care stores that offer an extensive selection of designer brands and private label prescription eyewear, contact lenses, sunglasses, ready-made readers and accessories.

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Prior to the completion of the transactions, Refac, U.S. Vision and OptiCare were all controlled by Palisade, which beneficially owned approximately 91% of Refac’s outstanding common stock, 84% of OptiCare’s outstanding common stock (on a fully diluted basis) and 88% of U.S. Vision’s outstanding common stock. Following the transactions, Palisade owns approximately 89% of our outstanding shares. Since the mergers result in a business combination of entities under common control, we have accounted for this 2006 transaction in a manner similar to that of pooling of interests, requiring that the historical financial statements be restated retrospectively.

Prior to the completion of the mergers on March 6, 2006, our primary business was patent and technology licensing. As a result of the merger transaction, we now have two reportable segments: Eye Care Centers & Professional Services and Licensed Optical Departments. The Eye Care Centers & Professional Services segment sells retail optical products to consumers and operates integrated eye health centers and surgical facilities where comprehensive eye care services are provided to patients. The Licensed Optical Departments segment is a retailer of optical products and services principally through retail optical departments licensed to operate within national and regional department and other chain stores.

On May 10, 2006, our Board also approved a change in our fiscal year end from December 31 to January 31. Accordingly, our quarterly fiscal periods during the year ending January 31, 2007 will be:

First Quarter - February 1, 2006 through April 30, 2006
Second Quarter - May 1, 2006 through July 31, 2006
Third Quarter - August 1, 2006 through October 31, 2006
Fourth Quarter - November 1, 2006 through January 31, 2007

Prior to the change in the fiscal year end, Refac and OptiCare had a fiscal year that ended on December 31 while U.S. Vision’s fiscal year ended on January 31. As a result, the quarterly periods for the fiscal year ending January 31, 2006 reflect the combination of the prior fiscal year quarterly periods of Refac, OptiCare and U.S. Vision as follows:

Company	Prior Year Fiscal Periods
Refac and OptiCare
First Quarter - January 1, 2005 through March 31, 2005
Second Quarter - April 1, 2005 through June 30, 2005
Third Quarter - July 1, 2005 through September 30, 2005
Fourth Quarter - October 1, 2005 through December 31, 2005

U.S. Vision
First Quarter - February 1, 2005 through April 30, 2005
Second Quarter - May 1, 2005 through July 31, 2005
Third Quarter - August 1, 2005 through October 31, 2005
Fourth Quarter - November 1, 2005 through January 31, 2006

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The revenues, net (loss) income before extraordinary items, and net (loss) income of Refac and OptiCare for the one month period ended January 31, 2006 are as follows (in thousands):

	Refac	OptiCare
Revenues	$18	$2,588
Net (loss) income before extraordinary items	$(230)	$6
Net (loss) income	$(230)	$6

Included in the net (loss) income amounts above are $104,000 and $68,000 of merger expenses for Refac and OptiCare, respectively.

Our results of operations are affected by seasonal fluctuations in sales and operating profits with sales and operating profits generally higher in the first fiscal quarter and lower in the fourth quarter.

Comparison of Results for the First Quarter of 2006 to the First Quarter of 2005

Revenues

Total product sales increased by $2.6 million, or 6.5%, from $39.9 million for the first quarter of fiscal 2005 to $42.6 million for the first quarter of fiscal 2006.  Product sales at our Eye Care Centers & Professional Services segment were flat at approximately $3.0 million.  Product sales at our Licensed Optical Departments segment increased by $2.6 million, or 6.9%, from $36.9 million for the three months ended April 30, 2005 to $39.5 million for the three months ended April 30, 2006 despite a $1.7 million, or 19.2%, decline in managed vision sales through Cole Managed Vision programs. This increase in net sales was the result of an increase in the average transaction price partially offset by a decrease in the number of transactions. As compared to the first quarter of fiscal 2005, comparable transaction volume decreased by 8.6%, while the average transaction price increased by 14.8%. We believe the increase in the average transaction price and the decrease in the number of transactions is due to sales promotions at this segment. In the first quarter of 2005 our promotions were focused on the value conscious customer. These promotions typically result in an increase in transaction volume but at a lower average transaction price. In the first quarter of fiscal 2006, our promotions were focused on raising the average transaction price while minimizing the decrease in transaction volume.

Services revenue consists of revenue earned from providing professional eye care services in our Eye Care Centers & Professional Services segment. The revenue from this segment increased $0.6 million, or 13.6%, from $4.7 million for the first quarter of fiscal 2005 to approximately $5.3 million for the first quarter of fiscal 2006. This increase is primarily due to improved reimbursement for optometry services.

Total revenue increased by $1.1 million or 2.4% from $46.8 million for the first quarter of fiscal 2005 to $47.9 million for the first quarter of fiscal 2006. Increased optical product sales and services revenue of $3.2 million were offset by a $2.1 decrease in intellectual property licensing-related activities and other revenue. Prior to the merger of Refac, OptiCare and U.S. Vision, our primary business was patent and technology licensing. However, since 2002, we have limited the operations of this business to managing certain existing license agreements and related contracts, the most significant of which have now been sold, expired or completed. Our focus is now on the retail optical business.

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Expenses

Total cost of product sales increased by $0.7 million, or 5.5%, from $12.0 million for the three months ended April 30, 2005 to $12.7 million for the three months ended April 30, 2006. As a percentage of net sales for the three months ended April 30, 2006 cost of product sales decreased to 29.9% from 30.2% for the same period in the prior year primarily due to an increase in the average transaction price at our Licensed Optical Departments segment. Cost of product sales at our Eye Care Centers & Professional Services segment, remained relatively flat at approximately $1.2 million. As a percentage of net sales for the three months ended April 30, 2006 cost of product sales increased to 40.6% from 39.5% for the same period in the prior year due to a slight shift in product mix toward lower margin products such as sun wear. Cost of product sales at our Licensed Optical Departments segment increased by $0.6 million, or 5.6%, from $10.9 million for the three months ended April 30, 2005 to $11.5 million for the three months ended April 30, 2006. As a percentage of net sales for the three months ended April 30, 2006 cost of product sales improved to 29.0% from 29.4% primarily due to the increase in the average transaction price described above.

Total cost of services increased by $0.3 million, or 14.7% from $1.7 million for the three months ended April 30, 2005 to $2.0 million for the three months ended April 30, 2006. As a percentage of net sales for the three months ended April 30, 2006, cost of services increased to 37.1% from 36.7% for the same period in the prior year due to higher doctor compensation costs.

Selling, general and administrative expenses (“SG&A”) increased by $1.5 million or 5.5% from $27.7 million for the three months ended April 30, 2005 to $29.2 million for the three months ended April 30, 2006. The increase in SG&A is primarily due to higher variable costs at the licensed optical department segment due to increased sales. As a percentage of net sales, SG&A increased from 59.1% from the three months ended April 30, 2005 to 60.9% for the three months ended April 30, 2006. The increase in SG&A, as a percent of sales, is due to the decline in other revenues primarily from intellectual property licensing-related activities of approximately $2.1 million. Excluding the impact of the loss of other revenue, SG&A, as a percent of sales, for the three months ended April 30, 2006 would have decreased to 58.4%.

Discontinued Operations

Managed Vision

Managed Vision revenue decreased to approximately $6.0 million for the three months ended April 30, 2006 compared to approximately $6.4 million for the three months ended April 30, 2005, a decrease of approximately $0.4 million or 6.2%. The decrease in Managed Vision revenue relates to approximately $1.4 million lost revenue primarily from contracts terminated by Cigna. These decreases to revenue were partially offset by revenues from new contracts and net growth from existing contracts totaling approximately $1.0 million.

Medical claims expense decreased to approximately $4.0 million for the three months ended April 30, 2006 from approximately $4.7 million for the three months ended April 30, 2005. The medical claims expense loss ratio representing medical claims expense as a percentage of Managed Vision revenue decreased to 65.6% for the three months ended April 30, 2006 from 73.2% for the three months ended April 30, 2005. The favorable change in medical claims expense loss ratio is a result of the termination of contracts with high medical losses, changes to existing contracts and the performance of new contracts entered into in the latter half of 2005.

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SG&A increased by $0.1 million to approximately $1.4 million for the three months ended April 30, 2006 compared to $1.3 million for the three months ended April 30, 2005. Increases in legal costs primarily attributable to regulatory compliance and the pending sale of the managed vision business were the primary reasons for the increase.

Operating income increased by $0.3 million to approximately $0.5 million for the three months ended April 30, 2006 from $0.2 million for the three months ended April 30, 2005 primarily due to the improvement in the medical claims loss ratio described above.

Other

The Licensed Optical Department Segment closed 15 and 4 underperforming stores and reflected a loss of $0.2 million and $0.0 million in discontinued operations during the three months ended April 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

The following table sets forth our cash and cash equivalents and investments being held to maturity, exclusive of the restricted cash and investments being held to maturity discussed below (in thousands):

Description	April 30, 2006	January 31, 2006
Cash and cash equivalents	$8,260	$10,129
Investments being held to maturity	23,461	24,229
Total	$31,721	$34,358

Cash Flows from Operating Activities: Our cash flow from operations decreased by $1.8 million to $4.1 million in the first quarter of 2006 from $5.9 million in the first quarter of 2005. Net income, adjusted to exclude certain non-cash items, such as depreciation and amortization and stock-based compensation, was approximately $3.9 million and $5.4 million for the first quarter of 2006 and 2005, respectively. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in cash flows of $0.2 million and $0.5 million in the first quarter of 2006 and 2005, respectively.

Cash Flows from Investing Activities: Our investing activities provided $3.6 million of cash during the first quarter of fiscal 2006, principally from the redemption of investments being held to maturity, offset by the additions of property, plant and equipment.

Cash Flows from Financing Activities: Our financing activities used $5.1 million of cash during the first quarter of fiscal 2006, primarily due to the repayment of debt.

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

U.S. Vision has a Senior Term Loan with Commerce Bank, N.A. (“Commerce Bank”) amounting to $2.2 million, which requires monthly payment of interest at 8% and quarterly payments based on a graduated schedule ranging from $400 thousand to $925 thousand with the final payment due on October 2006. The loan is secured by substantially all assets of U.S. Vision.

U.S. Vision also has a $17.5 million Revolving Line of Credit with Commerce Bank, which expires on October 31, 2007. Interest is payable monthly at the lower of prime plus 150 basis points or 30-day LIBOR plus 375 basis points (8.75% at April 30, 2006). The revolving line of credit is secured by liens on substantially all assets of U.S. Vision. At April 30, 2006, $12.0 million was outstanding under the revolving line of credit.

U.S. Vision’s ability to access the Commerce Revolving Credit Agreement depends on complying with certain customary affirmative and negative covenants, including but not limited to the maintenance of a specified net worth level, current ratio, debt coverage ratio, fixed charge ratio and a leverage ratio. U.S. Vision was in compliance with these covenants at April 30, 2006. The Commerce Senior Term Loan and Revolving Credit agreement restricts the declaration and payment of dividends or any distributions to us and limits U.S. Vision’s capital expenditures to $7 million in any fiscal year. The Commerce Senior Term Loan and Revolving Credit Agreement contains a subjective acceleration provision whereby Commerce Bank can declare a default upon a material adverse change in U.S. Vision’s business operations.

Capital expenditures, net of amounts financed and accounted for as capital leases, for the first quarter of fiscal 2006 were $0.5 million. Our capital requirements for the remainder of 2006 will depend on many factors, including the rate of our sales growth, the number of new stores opened, acquisitions, the capital spending policies of our host department stores, and general economic conditions.

We believe that our available cash and cash equivalents, investments, cash from operations and cash available under our current loan agreements are sufficient to finance our operations and commitments. However, it is also possible that we may need to raise additional funds to finance unforeseen requirements, new store openings or to acquire other businesses, products or technologies. These funds may be obtained through the sale of equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. No assurance can be given that we will be able to obtain additional funds on terms that would be favorable to us, or at all. If funds are raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing stockholders would be reduced. In addition, equity or debt securities issued by us may have rights, preferences or privileges senior to those of our common stock.

At April 30, 2006, our portfolio of investments being held to maturity consists of U.S. Treasury Notes bought with an original maturity of six months or less. The portfolio is invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in support of our acquisition plans.

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Commitments and Contractual Obligations

The following table discloses aggregate information about our contractual cash obligations as of April 30, 2006 and the periods in which payments are due.

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations (1)	$27,435	$3,586	$21,438	$2,411	$-
Capital lease obligations	2,160	843	1,128	189	-
Operating lease obligations	10,123	2,747	4,694	2,299	383
Purchase Obligations	6,058	2,208	2,200	1,650	-
Total future payments on contractual obligations	$45,776	$9,384	$29,460	$6,549	$383
(1) Does not include interest that will be payable on outstanding long-term debt obligations.

Effects of Inflation

We believe that the effects of inflation on our operations have not been material during the past three years.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations: revenue recognition, goodwill, allowance for doubtful accounts, investments, inventory, and income taxes. These and other critical accounting policies are described in Note 1 to the financial statements included in this Form 10-Q, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our 2005 financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005. During the three months ended April 30, 2006, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies, except for the change in stock options due to our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” referred to as SFAS 123R on January 31, 2006.

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SFAS 123R requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values. This requires estimates and assumptions to be made, including the expected term of stock-based awards, stock price volatility and forfeitures. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on a blend of implied and historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected term of the share-based payments granted.

Recently Issued Accounting Pronouncements

FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” In December 2004, the FASB issued SFAS 123R, which requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. We adopted the standard on January 31, 2006 using the modified prospective method (see note 1 to our Consolidated Financial Statements).

FASB Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”, referred to as SFAS 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154. We adopted SFAS 154 on January 31, 2006, and it did not have a material impact on our financial statements.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to fluctuations in interest rates on our revolving line of credit with Commerce Bank, N.A. and our revolving note to CapitalSource Finance LLC, which bear interest at variable rates over time. Changes in interest rates will affect the amount of our interest payments over the term of the loans. A 100 basis point increase in interest rates on our variable rate revolving credit facilities would have an annual estimated negative impact on pre-tax earnings of approximately $0.1 million based on the amount outstanding on these facilities at April 30, 2006.

We currently do not hold any derivative instruments and do not earn income denominated in foreign currencies. Because less than 5% of our revenues currently are derived from sales of optical products outside of the U.S., we do not believe we have any significant foreign currency exchange risk and, as a result, do not hedge against foreign currency exchange rate changes. To the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would be affected by such change.

Item 4. - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(c) Change in Internal Control Over Financial Reporting

               On March 6, 2006, we completed our acquisitions of U.S. Vision and OptiCare pursuant to which OptiCare and U.S. Vision became wholly-owned subsidiaries of Refac Optical Group. As a result of the acquisitions, the financial statement closing process required new procedures in the accounting and finance functions to handle the consolidation of the three entities. Please see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” for a discussion of the presentation of the financial statements contained in this Quarterly Report on Form 10-Q.

Except as discussed above, there were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

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

By an Arbitration Agreement, dated as of January 30, 2004, the parties have agreed to arbitrate the controversy before a single arbitrator. In connection with the arbitration, on March 29, 2006, Plaintiff submitted a report claiming that its damages are no less than $15,440,000. OptiCare believes that Plaintiff’s claims are without merit and that OptiCare has meritorious defenses to Plaintiff’s claims. Due to the possibility that the arbitrator might have a conflict of interest following our merger with OptiCare, we asked him to recuse himself and the arbitration was terminated. We now expect plaintiff to commence a new civil action in the Superior Court, Judicial District of Waterbury, Connecticut.

We believe that there are no other material pending legal proceedings or threatened claims to which the Company or any of its subsidiaries is a party or of which any of our properties are subject. However, from time to time we face litigation exposure for existing and potential claims. These claims primarily relate to intellectual property matters, the manufacture and sale of medical devices, disputes with our distributors and employment matters.

Item 1A. - Risk Factors

Approximately 15% and 19% of our revenues for the three months ended April 30, 2006 and 2005, respectively were derived from being a participating provider of managed care benefits primarily through Cole Managed Vision (“CMV”), a national vision care program operated by a subsidiary of Luxottica Group S.p.A (“Luxottica”), an operator of retail optical stores and a competitor of both U.S. Vision and OptiCare. U.S. Vision’s participating provider agreement with CMV terminates on December 31, 2008 and there is no assurance that CMV, Luxottica or U.S. Vision will be willing to renew or extend the agreement. During the term of the current agreement, U.S. Vision cannot become a participating provider in any other managed vision network without the permission of CMV.

In January 2006, Luxottica announced that it was integrating its EyeMed Vision Care and CMV into one managed vision care company. As a result, the number of CMV plans has been, and is continuing to be, reduced which has, and will continue to, adversely affect the amount of our revenues derived from this managed vision care relationship. During the quarter ended April 30, 2006, managed vision care sales were approximately $1.7 million, or 19.2%, below the amount recorded for the comparable period in 2005. We are encouraged by our current dialogue with Luxottica to find an amicable resolution of this matter: however no assurances can be given that we will be able to reach such resolution on terms acceptable to the Company. If we are unable to reach an acceptable resolution to this matter with Luxottica, we will seek other agreements and alternatives to replace or minimize the lost managed vision care revenues and evaluate our legal remedies. However no assurance can be given that we will be able to enter into other agreements or find suitable alternatives.

There have been no other material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds.

SALE OF UNREGISTERED SECURITIES

On March 20, 2006, the Company sold and issued 5,074 shares of its common stock to a former employee of OptiCare for an aggregate price of $16,500, pursuant to Stock Performance Agreements, between the former employee and OptiCare, which pursuant to the terms of the OptiCare merger were converted into options to purchase shares of the Company’s common stock. The shares sold to such former employee were not registered in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In the notice of exercise of the stock options, the former employee made representations that: (i) he was acquiring the shares for his own account for investment only and had no intention of selling or distributing any of such shares, (ii) he has had access to the Company’s reports as filed with the Securities and Exchange Commission and to the Company’s press releases, and (iii) he has sufficient knowledge and experience in financial and business matters to be able to evaluate the merits and risks of this investment and to bear the economic risks of this investment. The certificate representing the shares issued to such former employee includes a customary legend that the shares are not registered under the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans
January 1 - January 31	1,231	$8.29	1,231	583,664
February 1 - February 28	62,136	$8.29	62,136	521,528
March 1 - March 31	12,074	$8.29	12,074	509,454
April 1 - April 30	40	$8.29	40	509,414
Total	75,481		75,481
____________
(1)   Pursuant to the Company’s merger agreement (the “Palisade Merger Agreement”), dated as of August 19, 2002, as amended, with Palisade, certain stockholders hold a non-transferable right to sell their shares of Company common stock to the Company for a price determined based upon the Company’s liquid distributable assets (“LDA”) as of June 30, 2005.  Such calculation has been made and finalized at $8.29 per share.  This right to sell the shares is non-transferable and is limited to stockholders who held their shares continuously from the date of the Palisade Merger through August 8, 2005, the date that the LDA calculation was finalized.  The Company has restricted $4,223,000 of its cash and investments being held to maturity as of April 30, 2006 to maintain the Contingent Fund (as defined in the Palisade Merger Agreement).  As of April 30, 2006 a total of 141,000 shares have been redeemed for a total amount of $1,169,000.  Any Contingent Fund amounts that are related to Payment Rights that are not properly exercised on or before September 30, 2006 will become unrestricted.  See Note 2 to the financial statements.

Item 6. - Exhibits

Exhibit No.	Description
31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification, Chief Executive & Chief Financial Officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

REFAC OPTICAL GROUP
(Registrant)

June 19, 2006	/s/ J. David Pierson
J. David Pierson
President and Chief Executive Officer
(Principal Executive Officer)

June 19, 2006	/s/ Raymond A. Cardonne, Jr.
Raymond A. Cardonne, Jr., Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)