Form 10-Q
period 2006-07-31
REFAC OPTICAL GROUP
filed 2006-09-14
CIK 82788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended July 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-12776

REFAC OPTICAL GROUP
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-1681234

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Bridge Plaza, Suite 550
Fort Lee, New Jersey 07024-7102
(Address of principal executive offices)(Zip Code)
Registrant’s telephone number, including area code: (201) 585-0600
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, as of September 8, 2006 was 17,848,312.

REFAC OPTICAL GROUP

REFAC OPTICAL GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except share and per share data)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2006	2005	2006	2005

Net revenues:
Product sales	$38,764	$37,447	$81,182	$77,238
Services	5,630	5,091	10,945	9,771
Licensing related activities	50	173	105	1,968
Other	45	499	75	861

Total revenues	44,489	43,210	92,307	89,838
Operating expenses:
Cost of product sales	12,933	12,246	25,593	24,240
Cost of services	2,179	1,957	4,181	3,703
Selling, general and administrative	28,478	27,135	57,591	54,713
Merger expense	40	249	587	251
Loss on early extinguishment of debt	157	—	301	—
Depreciation and amortization	1,663	1,693	3,344	3,310

Total operating expenses	45,450	43,280	91,597	86,217

Operating income (loss)	(961)	(70)	710	3,621
Other income (expense):
Dividends and interest income	369	260	679	452
Interest expense	(464)	(592)	(945)	(1,213)

Income (loss) from continuing operations before income taxes and minority interest	(1,056)	(402)	444	2,860
Minority interest expense	—	43	245	279
Provision (benefit) for income taxes	—	(2)	114	34

Income (loss) from continuing operations	(1,056)	(443)	85	2,547
Income from discontinued operations, net of taxes and minority interest	210	119	578	405

Net income (loss)	$(846)	$(324)	$663	$2,952

Earnings (loss) per share:
Basic:
Continuing operations	$(0.06)	$(0.03)	$0.01	$0.15
Discontinued operations	0.01	0.01	0.03	0.03

Net income (loss)	$(0.05)	$(0.02)	$0.04	$0.18

Diluted:
Continuing operations	$(0.06)	$(0.03)	$0.01	$0.15
Discontinued operations	0.01	0.01	0.03	0.03

Net income (loss)	$(0.05)	$(0.02)	$0.04	$0.18

Weighted average shares outstanding:
Basic	18,015	16,494	17,770	16,493
Diluted	18,015	16,494	18,096	16,507
See accompanying notes to the condensed consolidated financial statements (unaudited).

REFAC OPTICAL GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share amounts)

	July 31, 2006	January 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$5,210	$10,129
Accounts receivable, net of allowances for doubtful accounts of $304 and $220 at July 31, 2006 and January 31, 2006, respectively	9,553	10,676
Investments being held to maturity	30,286	24,229
Inventories	19,321	20,205
Prepaid expenses and other current assets	1,348	1,262
Assets held for sale	—	2,092

Total current assets	65,718	68,593

Property and equipment, net	32,407	34,544
Restricted cash and investments being held to maturity	5,158	4,849
Licensed optical department agreements	17,367	14,856
Goodwill	6,136	4,746
Other intangibles, net	280	300
Assets held for sale, non-current	—	5,384
Other assets	798	1,247

Total assets	$127,864	$134,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,489	$8,627
Accrued expenses	6,628	8,958
Accrued salaries and related expenses	1,291	1,783
Customer deposits	3,423	3,358
Deferred revenue	3,240	3,174
Current portion of capital lease obligations	679	724
Current portion of long-term debt	1,506	4,926
Liabilities of business held for sale	—	3,991
Other current liabilities	894	940

Total current liabilities	25,150	36,481

Capital lease obligations, net of current portion	1,058	1,372
Long-term debt, net of current portion	2,792	3,378
Revolving line of credit	13,809	14,983
Subordinated debt	9,000	10,000
Other long-term liabilities	314	389
Minority interest	—	3,943
Temporary equity	4,158	4,849
Stockholders’ equity:
Common stock, $.001 par value; 25,000,000 shares authorized; 17,848,472 and 16,484,335 shares outstanding at July 31, 2006 and January 31, 2006, respectively	18	16
Additional paid-in capital	97,526	85,002
Treasury stock, at cost; 171,525 and 88,223 shares at July 31, 2006 and January 31, 2006, respectively	(1,430)	(738)
Unearned compensation	—	(89)
Accumulated deficit	(24,223)	(24,759)
Receivable from issuance of common stock	(308)	(308)

Total stockholders’ equity	71,583	59,124

Total liabilities and stockholders’ equity	$127,864	$134,519

See accompanying notes to the condensed consolidated financial statements (unaudited).

REFAC OPTICAL GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	For the Six Months Ended July 31,
	2006	2005

Cash flows from operating activities:
Net income	$663	$2,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,401	3,531
Stock-based compensation	219	9
Gain on sale of managed vision business	(85)	—
Loss on disposal of fixed assets	178	17
Minority interest	278	351
Amortization of debt issue costs	221	70
Amortization of discount on securities	(574)	(416)
Other	—	(71)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,299	272
Inventories	909	(950)
Prepaid expenses and other assets	(353)	129
Accounts payable and accrued expenses	(3,690)	(2,968)
Deferred revenue and customer deposits	159	870
Assets and liabilities of business held for sale	—	(42)
Other current liabilities	(466)	(185)

Net cash provided by operating activities	2,159	3,569

Cash flows from investing activities:
Purchase of investments being held to maturity, net	(2,177)	(353)
Payments received on notes receivable	359	102
Expenditures for property and equipment	(1,386)	(1,824)
Investments in acquisitions, net of cash acquired	(20)	(150)
Proceeds from sale of businesses, net of cash sold	6,306	3,451
Purchase of restricted certificates of deposit	—	(204)

Net cash provided by investing activities	3,082	1,022

Cash flows from financing activities:
Net payments on revolving line of credit	(1,502)	(5,839)
Principal payments on long-term debt and capital leases	(2,506)	(2,358)
Principal payments on subordinated debt	(1,000)	(171)
Purchase of treasury stock	(681)	—
Proceeds from issuance of preferred stock	—	4,445
Proceeds from issuance of common stock	—	528
Other	(29)	142

Net cash used in financing activities	(5,718)	(3,253)

Net increase (decrease) in cash and cash equivalents	(477)	1,338
Cash and cash equivalents at beginning of period	5,687	4,298
Cash and cash equivalents included in assets held for sale	—	(933)

Cash and cash equivalents at end of period	$5,210	$4,703

Supplemental disclosures:
Cash paid for interest	$946	$1,196

Cash paid for income taxes	$187	$76

Non-cash transactions:
Property and equipment financed through capital leases and other indebtedness	$63	$352

Issuance of common stock in exchange for minority interest	$11,804	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Business and Summary of Significant Accounting Policies
     Refac Optical Group (formerly known as Refac and together with its subsidiaries, is referred to herein as “we”, “us”, “our”, “Company” or “Refac”) was incorporated in the State of Delaware in 1952. For most of our history, we were engaged in intellectual property licensing activities. During the period from 1997 to 2002, we were also engaged in the business of product development and graphic design and had invested these creative resources, together with our licensing skills, in certain product development ventures. As a result of a corporate repositioning, during 2002, we disposed of our then operating segments with the exception of our licensing business and we have limited the operations of that segment to managing certain existing license agreements and related contracts. From January 27, 2004 to March 21, 2005, we focused our acquisition efforts on opportunities in the asset management sector of the financial services industry. On March 21, 2005, our Board of Directors (the “Board”) decided to broaden the scope of the acquisition search to include other industries and, on August 22, 2005, we announced that we had signed merger agreements with two affiliated companies, U.S. Vision, Inc. (“U.S. Vision”), which currently operates 515 retail optical locations in 47 states and Canada, consisting of 510 licensed departments and 5 freestanding stores, and OptiCare Health Systems, Inc. (“OptiCare”), which operates 18 retail optical centers, two surgery centers and through our professional affiliate, OptiCare, P.C., provides professional ophthalmic and optometric services in the State of Connecticut. These merger transactions closed on March 6, 2006 and, as a result, Palisade Concentrated Equity Partnership, L.P. (“Palisade”), the controlling stockholder of all three companies, owns approximately 89% of our outstanding common stock. Since Palisade had a controlling interest in each entity, the acquisitions are deemed to be a combination of entities under common control and have been accounted for in a manner similar to a pooling of interest, which required that the historical financial statements be restated retrospectively.
A. Interim Financial Information
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, these condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of our financial position as of July 31, 2006 and January 31, 2006, the results of operations for the three and six months periods ended July 31, 2006 and 2005, and cash flows for the six months ended July 31, 2006 and 2005. These condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”). Interim results are not indicative of results that may be expected for the full year. Our results of operations are affected by seasonal fluctuations in sales and operating profits with sales and operating profits generally higher in the first fiscal quarter and lower in the fourth quarter.
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

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
C. Fiscal Year
     On May 10, 2006, the Board approved a change in our fiscal year end from December 31 to January 31. As a result, the quarterly periods for our fiscal year ending January 31, 2007 will be:
First Quarter — February 1, 2006 through April 30, 2006
Second Quarter — May 1, 2006 through July 31, 2006
Third Quarter — August 1, 2006 through October 31, 2006
Fourth Quarter — November 1, 2006 through January 31, 2007
     Prior to the change in the fiscal year end, Refac and OptiCare had a fiscal year that ended on December 31 while U.S. Vision’s fiscal year ended on January 31. As a result, the quarterly periods for the fiscal year ending January 31, 2006 reflect the combination of the prior fiscal year quarterly periods of Refac, OptiCare and U.S. Vision as follows:

Company	Prior Year Fiscal Periods

Refac and OptiCare	First Quarter — January 1, 2005 through March 31, 2005
Second Quarter — April 1, 2005 through June 30, 2005
Third Quarter — July 1, 2005 through September 30, 2005
Fourth Quarter — October 1, 2005 through December 31, 2005

U.S. Vision	First Quarter — February 1, 2005 through April 30, 2005
Second Quarter — May 1, 2005 through July 31, 2005
Third Quarter — August 1, 2005 through October 31, 2005
Fourth Quarter — November 1, 2005 through January 31, 2006
     The revenues, net income (loss) before extraordinary items, and net income (loss) of Refac and OptiCare for the one month period ended January 31, 2006 are as follows (in thousands):

	Refac	OptiCare
Revenues	$18	$2,588
Net income (loss) before extraordinary items	$(230)	$6
Net income (loss)	$(230)	$6
     Included in the net income (loss) amounts above are $104,000 and $68,000 of merger expenses for Refac and OptiCare, respectively.
D. Revenue Recognition
     Licensing-related Activities — Royalty revenue from our intellectual property licensing activities is recognized when earned in accordance with the terms of the related license agreement. Nonrecurring lump sum payments that represent settlements of licensing-related claims are recognized when the settlements occur and collectibility is reasonably assured.
     Managed Vision Revenue — On April 24, 2006, we entered into a Stock Purchase Agreement to sell our managed care business to a wholly-owned subsidiary of Centene Corporation (“Centene”), which

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
sale was completed on July 13, 2006 with an effective date of June 30, 2006. Our managed care division which had been held for sale since January 31, 2006 provided vision care services as a preferred provider to health maintenance organizations (“HMOs”), preferred provider organizations, third party administrators and insurance indemnity programs. The contractual arrangements with these entities operated primarily under capitated programs. Capitation payments were accrued when they were due under the related contracts at the agreed-upon per-member, per-month rates. Revenue from non-capitated services, such as fee-for-service and other preferred provider arrangements, were recognized when the services were provided and our customers were obligated to pay for such services. For our Direct to Employer managed care product, reinsurance premiums were recognized ratably over the period in which coverages were provided.
     Product Sales Revenue — We recognize revenue on product sales at the time of delivery to the customer and upon customer acceptance of the merchandise. Product sales revenue represents sales of optical products to customers through the retail optical centers that we operate. Funds received from customers prior to customer acceptance are considered to be customer deposits.
     Service Revenue — Through our professional affiliate, OptiCare, P.C., we provide comprehensive eye care services to consumers, including medical and surgical treatment of eye diseases and disorders by ophthalmologists, and vision measuring and non-surgical correction services by optometrists. We also charge a fee for providing the use of our ambulatory surgery centers to professionals for surgical procedures. Revenues from ophthalmic, optometric and ambulatory surgery centers services are recorded at established rates reduced by an estimate for contractual allowances. Contractual allowances arise due to the terms of certain reimbursement contracts with third-party payors that provide for payments to us at amounts different from its established rates. The contractual allowance represents the difference between the charges at established rates and estimated recoverable amounts and is recognized in the period the services are rendered. The contractual allowance recorded is estimated based on an analysis of collection experience in relation to amounts billed and other relevant information. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as adjustments to revenue in the period of final settlements.
     We have also provided certain marketing, managed care and other administrative services to individual ophthalmology and optometry practices pursuant to agreements, most of which have been terminated or settled as of July 31, 2006. This revenue was recognized monthly at the contractually agreed upon fee, based on a percentage of cash collections by the practices or, at the time binding settlement agreements are executed, at the negotiated amounts.
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

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
G. Investments
     We categorize and account for our investments as “held to maturity securities”. Held to maturity securities are recorded at their amortized cost. This categorization is based upon our positive intent and ability to hold these securities to maturity.
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
     As a result of adopting SFAS 123R on January 31, 2006, both our income from continuing operations before income taxes and minority interest and net income for the six months ended July 31, 2006 were $154,000 lower than if we had continued to account for share based compensation under APB 25. Also, in connection with the adoption of SFAS 123R, the unearned stock-based compensation balance of $89,000 at January 31, 2006 was reclassified to additional paid-in capital.
     On June 26, 2006, the Company granted eight of its directors options to purchase 20,000 shares of the Company’s common stock at an exercise price of $8.00 per share. The options become exercisable as follows: with respect to 575 shares on July 31, 2006 and with respect to the balance of 19,425 shares at the rate of 555 shares per month on the last day of each calendar month commencing August 31, 2006. The fair value of each option grant was estimated to be $3.33 per share as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 36%; risk-free interest rate of 4.9%; and an expected life of 5 years.
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

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Three	For the Six
	Months Ended	Months Ended
	July 31, 2005	July 31, 2005
Net income (loss) — as reported	$(324)	$2,952
Pro forma compensation cost, net of taxes	(198)	(252)

Net income (loss) — pro forma	$(522)	$2,700

Net income (loss) per share — as reported:
Basic	$(0.02)	$0.18
Diluted	$(0.02)	$0.18
Net income (loss) per share — pro forma:
Basic	$(0.03)	$0.16
Diluted	$(0.03)	$0.16
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
L.	Concentration of Sales Under Licensed Optical Department Agreements
     Approximately 58% of our revenues were derived from licensed retail optical departments in one retailer for both the six months ended July 31, 2006 and 2005. Sales derived from the licensed retail optical departments in another retailer accounted for approximately 10% of total revenues for the same periods. Approximately 58% and 54% of our accounts receivable were derived from the same two retailers at July 31, 2006 and January 31, 2006, respectively. A termination of either of these department license agreements would result in a significant loss of sales and would have a material adverse effect on our operating results.
     Approximately 16% and 19% of our revenues for the six months ended July 31, 2006 and 2005, respectively were derived from being a participating provider of managed care benefits primarily through Cole Managed Vision (“CMV”), a national vision care program operated by EyeMed Vision Care LLC (“EyeMed”), which is owned by a competitor of both U.S. Vision and OptiCare.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     In January 2006, EyeMed announced that it was integrating the CMV plans with its EyeMed Vision Care plans. As a result, the number of CMV plans and the number of individuals covered thereby has been, and is continuing to be, reduced which has adversely affected the amount of our revenues derived from this managed vision care relationship. During the six month period ended July 31, 2006, managed vision care sales were approximately $2.7 million, or 16.1% below the amount recorded for the comparable period in 2005. In July 2006 we reached agreement in principle with EyeMed whereby U.S. Vision would become a participating provider in the EyeMed Access and Select plans under an agreement that generally terminates on December 31, 2010. We are working with EyeMed to finalize a written agreement reflecting the agreement in principle as soon as practicable. Management is currently unable to estimate the revenues expected to be earned from vision care sales or the timing of any such revenues.
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
     As the Payment Right represents a non-transferable right of stockholders to sell to us their shares of common stock received in the Palisade Merger for cash, the Payment Amount has been reflected on the balance sheet as temporary equity with a similar amount reducing additional paid-in capital. Subsequent changes in the estimated number of shares still having this Payment Right will be computed on a quarterly basis through September 30, 2007. Based upon same, we will decrease the temporary equity amount with an offsetting increase in additional paid-in capital.
     Pursuant to the Palisade Merger Agreement, we have restricted a portion of our cash and investments being held to maturity to maintain the Contingent Fund (as defined in the Palisade Merger Agreement) reserved to pay the Payment Amount.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     As of July 31, 2006, stockholders holding an aggregate of 148,913 shares have exercised their Payment Rights. Any Contingent Fund amounts related to Payment Rights that are not properly exercised on or before September 30, 2007 will become unrestricted.
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
     In connection with the acquisition of OptiCare, Palisade received approximately 0.0403 shares of our Common Stock for each share of OptiCare common stock owned by it immediately prior to the transaction and the preferred stockholders received 0.0403 shares of our Common Stock for each share of OptiCare common stock issued to them upon conversion of OptiCare preferred stock. All other shares of OptiCare common stock outstanding immediately prior to the transaction were converted into the right to receive 0.0472 shares of our Common Stock. In the U.S. Vision transaction, U.S. Vision stockholders received 0.4141 shares of our Common Stock for each share of U.S. Vision common stock. Upon completion of the transactions, 4,532,000 and 6,409,000 shares of our Common Stock were issued to OptiCare and U.S. Vision shareholders, respectively, and, as of July 31, 2006 we had 17,856,000 shares outstanding. As of July 31, 2006, Palisade owned approximately 89% of the outstanding shares of Refac Optical Group on a fully diluted basis.
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

	U.S. Vision	OptiCare
Licensed Optical Department Agreements	$2,512	$—

Managed Care Contracts	—	640

Managed Care Software	—	159

Goodwill	—	4,251

	$2,512	$5,050

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The value assigned to the managed care contracts, managed care software and $2,877,000 of goodwill was assigned to the Managed Vision reporting which was sold on July 13, 2006 with an effective date of June 30, 2006 (See note 10).
     For the six months ended July 31, 2006, we incurred $587,000 of merger expenses, primarily legal, accounting and consulting expenses, in connection with the acquisitions.
Note 4 — Long-Term Debt
     The details of our long-term debt are as follows (in thousands):

	July 31,	January 31,
	2006	2006

Senior term loan with Commerce Bank, N.A., which requires monthly interest payments at 8%, an installment principal payment of $925 paid on August 1, 2006 and a final payment of $327 due on October 31, 2006. The loan is secured by liens on substantially all of the assets of U.S. Vision.	$1,252	$3,102

$17.5 million revolving line of credit with Commerce Bank, N.A., which expires on October 31, 2007. Interest is payable monthly at the lower of prime plus 150 basis points, or 30-day LIBOR plus 3.75 basis points (9.15% at July 31, 2006) with a floor of 5.5% (See note 13). The revolving line of credit is secured by liens on substantially all of the assets of U.S. Vision.	13,809	14,983

Revolving credit note to CapitalSource Finance LLC, due January 25, 2007 but prepaid on June 9, 2006. The note provided for interest at a rate equal to Citibank, N.A.’s prime rate plus 1.5% with a floor of 6.0%. The note was secured by liens on substantially all of the assets of OptiCare. See Note 11.	—	509

Term note payable to CapitalSource, due January 25, 2006. Monthly principal payments of $25 with balance due at maturity.	—	1,425

Subordinated note due November 2007. Requires quarterly interest payments at 6.0%.	4,000	4,000

Subordinated note due on January 31, 2009. Requires quarterly interest payments at 6%.	2,000	3,000

Subordinated note due January 2008. Requires quarterly interest payments at 6%.	3,000	3,000

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	July 31,	January 31,
	2006	2006

Other	3,046	3,268

	27,107	33,287

Less: current portion	1,506	4,926

	$25,601	$28,361

     The Senior Term Loan and the Revolving Credit Agreement between U.S. Vision and Commerce Bank, N.A. (“Commerce”) contains various financial covenants including maintaining a specified net worth level, current ratio, and a leverage ratio. U.S. Vision was in compliance with these covenants at July 31, 2006. The Senior Term Loan and the Revolving Line of Credit restricts the declaration and payment of dividends or any distributions to us and limits U.S. Vision’s total capital expenditures to $7 million in any fiscal year. The Senior Term Loan and the Revolving Credit Agreement contains a subjective acceleration provision whereby Commerce can declare a default upon a material adverse change in U.S. Vision’s business operations. We do not believe that any such conditions exist.
     The term loan under the CapitalSource Loan Agreement was repaid in full on January 25, 2006 but is reflected as outstanding in the table above because as indicated in Note 1B the fiscal year of Refac Optical Group was changed to January 31 effective March 10, 2006. These financial statements have been prepared by combining the prior fiscal years of Refac and OptiCare (December 31) with U.S. Vision (January 31).
     U.S. Vision has long-term supply agreements with two holders of subordinated debt in the principal sum of $4 million and $2 million, respectively, which require U.S. Vision to purchase certain amounts of products from these vendors at market rates. These supply agreements expire on the same date that the subordinated notes are due and the subordinated notes provide for the extension of the due date to match the term of any extension of the supply agreement.
     On March 24, 2006, U.S. Vision and the holder of the $2 million subordinated debt agreed to amend the long-term supply agreement and subordinated note. Pursuant to this amendment, we paid such holder $1 million, thereby reducing the principal amount due the holder under the subordinated note from $3 million to $2 million. In return, a claim for interest in excess of 6% per annum was waived and the maturity of the note was extended from April 30, 2007 to January 31, 2009. The note provides that the holder can declare a default and accelerate the maturity date should U.S. Vision fail to purchase $2.2 million of the vendor’s merchandise during any fiscal year of the Company. Through July 31, 2006, our purchases from this vendor for the fiscal year ending January 31, 2007 aggregated $1,033,000.
     The $3 million subordinated note relates to a loan made by a former vendor. Due to this vendor’s insolvency and inability to give U.S. Vision adequate assurance of performance of its obligations, U.S. Vision maintains that this vendor has repudiated its supply agreement. While it has been able to purchase its requirements for this product category from other vendors, U.S. Vision intends to hold this vendor accountable for any damages caused by its breach.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The carrying amounts of our debt approximate their fair values based on the nature of these accounts, and the fact that the interest rate embedded in the long-term debt agreements was consistent with current market rates for debt with similar attributes.
     Maturities of long-term debt for each of the next five years and thereafter are as follows (in thousands):

Period Ended
July 31,	Amount

2007	$1,506
2008	21,026
2009	2,207
2010	2,368
2011	—

$27,107

Note 5 — Income Taxes
     As of December 31, 2005, Refac had federal net operating loss carryforwards of $1.0 million, which will begin to expire in the year 2022 and can be used by Refac, OptiCare and U.S. Vision and OptiCare had federal net operating loss carryforwards of $14.5 million, which will begin to expire in the year 2020 and are limited to use by OptiCare and its subsidiaries. As of January 31, 2006, U.S. Vision had federal net operating loss carryforwards of approximately $40.7 million, which will begin to expire in the year 2006 and are limited to use by U.S. Vision and its subsidiaries. Approximately $30.3 million of these carryforwards are subject to Section 382 of the Internal Revenue Code limitations due to prior changes in ownership. Approximately $732,000 will become available for use each year through the year 2022. Management has recorded a 100% valuation allowance against net deferred tax assets as we believe that it is more likely than not that the benefit of the operating losses will not be realized. The need for a valuation allowance will be reviewed periodically and adjusted as necessary.
     The difference between the Company’s effective tax and the taxes computed at the federal statutory tax rate is due to the utilization of net operating loss carryforwards.
Note 6	— Earnings per Share
     Basic earnings per share (“EPS”) was computed by dividing the net income for the three and six month periods ended July 31, 2006 and 2005, respectively, by the weighted average number of common shares outstanding.
     Diluted EPS was computed by dividing the net income for the three and six month periods ended July 31, 2006 and 2005, respectively, by the weighted average number of common shares outstanding,

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
plus all common share equivalents. Diluted EPS takes into consideration the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.
     The reconciliations of basic to diluted weighted average shares outstanding are as follows (amounts in thousands):

	For the Three Months		For the Six Months
	Ended		Ended
	July 31,		July 31,
	2006	2005	2006	2005
Basic shares	18,015	16,494	17,770	16,493
Dilution:
stock options and warrants	—	—	326	14

Diluted shares	18,015	16,494	18,096	16,507

     Excluded from the earnings per share computations for the three months ended July 31, 2006 and 2005 are 1,240,000 and 573,500 options and warrants, respectively, because the effect of their inclusion would be antidilutive. Excluded from the earnings per share computation for the six months ended July 31, 2006 and 2005 are 337,000 and 417,000 options and warrants, respectively, because the effect of their inclusion would be antidilutive.
Note 7 — Segment Information
     We have aggregated our business units into two reportable segments: Licensed Optical Departments and Eye Care Centers & Professional Services. These operating segments are managed separately, offer separate and distinct products and services, and serve different customers and markets. Discrete financial information is available for each of these segments and our management assesses performance and allocates resources among these two operating segments.
     The Licensed Optical Departments segment is a retailer of optical products and services principally through licensed departments within national and regional department and other chain stores. The Eye Care Centers & Professional Services segment sells retail optical products to consumers and operates integrated eye health centers and surgical facilities where comprehensive eye care services are provided to patients by our professional affiliate, OptiCare P.C.
     In addition to its reportable operating segments, our “All Other” category includes other non-core operations and transactions, which do not meet the quantitative thresholds for a reportable segment.
     Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Three Months		For the Six Months
	Ended July 31,		Ended July 31,
	2006	2005	2006	2005
Net Revenues:
Licensed Optical Departments	$35,712	$34,465	$75,110	$71,272
Eye Care Centers & Professional Services	8,682	8,073	17,017	15,737

Totals for Reportable Segments	44,394	42,538	92,127	87,009
All Other	95	672	180	2,829

Total Net Revenues	$44,489	$43,210	$92,307	$89,838

	For the Three Months		For the Six Months
	Ended July 31,		Ended July 31,
	2006	2005	2006	2005
Segment Income (loss):
Operating Income (loss):
Licensed Optical Departments	$(323)	$638	$2,122	$2,958
Eye Care Centers & Professional Services	576	303	922	531

Total Reportable Segments Operating Income	253	941	3,044	3,489
All Other	(1,214)	(1,011)	(2,331)	132
Dividends and Interest	369	260	679	452
Interest Expense	(464)	(592)	(948)	(1,213)

Income (loss) from Continuing Operations Before Income Taxes and Minority Interest	$(1,056)	$(402)	$444	$2,860

Page15

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	July 31, 2006	January 31, 2006
Total Assets:
Licensed Optical Departments	$76,563	$79,061
Eye Care Centers & Professional Services	10,814	12,831

Reportable Segment Totals	87,377	91,892
All Other	40,487	35,151
Discontinued Operations	—	7,476

	$127,864	$134,519

Note 8 — Commitments and Contingencies
     By summons and complaint, dated January 14, 2002, OptiVest, LLC commenced an action against OptiCare Health Systems, Inc., OptiCare Eye Health Centers, Inc. (“OEHC”) and Dean Yimoyines in the Superior Court, Judicial District of Waterbury, Connecticut on or about January 14, 2002. Plaintiff is a Connecticut limited liability corporation that entered into an Asset Purchase Agreement for certain of OptiCare’s assets for $11,000,000, subject to a reduction if the working capital, as of the closing date, was less than $4,500,000. OptiCare believes it properly terminated the Asset Purchase Agreement based upon plaintiff’s failure to obtain a financing commitment and to close within the time parameters of the asset Purchase Agreement. Plaintiff claims that it incurred expenses in investigating the purchase of assets under the Asset Purchase Agreement and that OptiCare misled plaintiff with respect to OptiCare’s financial condition. Furthermore, plaintiff alleges that OptiCare breached terms of the Asset Purchase Agreement and engaged in innocent misrepresentation, negligent misrepresentation, intentional and fraudulent misrepresentation and unfair trade practices with respect to the Asset Purchase Agreement.
     By an Arbitration Agreement, dated as of January 30, 2004, the parties agreed to arbitrate the controversy before a single arbitrator. In connection with the arbitration, on March 29, 2006, Plaintiff submitted a report claiming that its damages are no less than $15,440,000. Due to the possibility that the arbitrator might have a conflict of interest following our merger with OptiCare, we asked him to recuse himself and the arbitration was terminated.
     By summons and complaint, dated June 19, 2006, plaintiff commenced a new civil action in the Superior Court, Judicial District of Waterbury, Connecticut, making essentially the same allegations. Plaintiff claims to have suffered monetary damages and seeks specific performance of the Asset Purchase Agreement and an injunction prohibiting OptiCare from interfering with plaintiff’s efforts to conclude the transactions contemplated by the Asset Purchase Agreement. OptiCare believes that plaintiff’s claims are without merit and that OptiCare has meritorious defenses to plaintiff’s claims.
     We believe that there are no other material pending legal proceedings or threatened claims to which the Company or any of its subsidiaries is a party or of which any of our properties are subject. However, in the normal course of our business, we face litigation exposure for existing and potential claims. These claims primarily relate to intellectual property matters, the manufacture and sale of medical devices, disputes with our vendors and employment matters.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 9 — Wrench versus Taco Bell Litigation
     By Agreement, dated as of January 31, 2002, the Company and Ms. Arlene Scanlan, who was then President of Refac Licensing, Inc. (“RL”), agreed to a termination of her employment agreement and stock options and to a conveyance of her 19% interest in RL to us. This termination agreement required that Ms. Scanlan pay us 50% of the first $3,000,000 that she received relating to a certain lawsuit brought by a former licensing client of RL against Taco Bell Corp. On January 27, 2005, the lawsuit was settled and on February 4, 2005 we received payment of $1,500,000, representing our share of the settlement. This amount was recorded as revenue from licensing related activities in the six months ended July 31, 2005.
Note 10 — Discontinued Operations
     We close nonperforming stores in the ordinary course of business. The decision to close stores is primarily based on the current and projected cash flows generated by each respective store. Therefore, upon the closing of the store, we treat the operating results of that store as a discontinued operation in those instances where the Company is unable to transfer its business to another store.
     On January 31, 2006, the Board of Directors of OptiCare approved a plan to sell OptiCare’s managed vision business and, on April 24, 2006, OptiCare entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with a wholly-owned subsidiary of Centene. Pursuant to the Stock Purchase Agreement, Centene agreed to acquire the managed vision business of OptiCare, which contracts with insurers, employer groups, managed care plans, HMOs and other third-party payors to manage claims payment and other administrative services of eye health benefits for those contracting parties (the “Managed Vision Business”), for $7,500,000 subject to a minimum net worth requirement of $500,000 at closing and certain other adjustments. This sale was completed on July 13, 2006 (with an effective date of June 30, 2006) at an adjusted purchase price of $8,888,000 subject to certain additional post-closing adjustments. In accordance with the Stock Purchase Agreement, $1,000,000 of the proceeds are being held in escrow for 12 months following the closing in connection with OptiCare’s indemnification obligation under the Agreement. This amount is included in restricted cash and investments at July 31, 2006. The assets sold included the OptiCare trademarks, corporate name, domain names and e-mail address subject to a license agreement under which OptiCare has a perpetual, royalty-free, exclusive right and license, with certain rights to sublicense, for use of the trademarks solely within the States of Connecticut, Massachusetts, Rhode Island, Maine, New Hampshire and Vermont and solely in connection with OptiCare’s consumer vision business. Excluded from the sale was a managed care contract that accounted for revenues of $114,000 in 2005 and $60,000 during the six months ended July 31, 2006.
     In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the managed vision business are reflected as a discontinued operation in all periods presented. On July 13, 2006, we completed the sale of those assets, which resulted in a gain on disposal of $85,000, including income tax expense of approximately of $393,000. We reported approximately $746,000 of income from discontinued operations, net of minority interest and taxes, for the six months ended July 31, 2006 representing income from this operation prior to disposal.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     Operating results (exclusive of interest expense) from discontinued operations were as follows (in thousands):

	For the Three Months		For the Six Months
	Ended		Ended
	July 31,		July 31,
	2006	2005	2006	2005
Product sales	$24	$780	$381	$1,793
Managed vision	3,905	6,378	9,907	12,758

Total net revenues	3,929	7,158	10,288	14,551
Operating expenses:
Cost of product sales	12	281	133	601
Cost of services	2,528	4,768	6,488	9,437
Selling, general, and administrative expenses	1,220	1,869	2,948	3,797
Depreciation and amortization	17	95	54	221

Total operating expenses	3,777	7,013	9,623	14,056
Income (loss) from discontinued operations	152	145	665	495
Income (loss) from disposal of discontinued operations, net of taxes	58	3	(87)	(18)
Minority interest expense (income)	—	(29)	—	(72)

Income from discontinued operations	$210	$119	$578	$405

Note 11 — Loss on Early Extinguishment of Debt
     On June 9, 2006, the Company terminated the CapitalSource revolving credit facility by repaying the outstanding balance of approximately $900,000 and recorded a $157,000 loss on the extinguishment of debt, representing a termination fee of $100,000 and the write-off of $57,000 in unamortized deferred debt issuance costs.
     On March 6, 2006, the Company recorded a $144,000 loss in connection with the conversion of Series B Preferred Stock in connection with Refac’s acquisition of OptiCare (see note 3). The $144,000 loss represents the write-off of unamortized deferred issuance costs, which had been recorded by OptiCare in connection with the issuance of Series B Preferred Stock.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 12 — Related Party Transactions
     Palisade Capital Management, L.L.C. (“PCM”), the investment manager for Palisade, on behalf of itself and/or portfolio companies of funds that it manages had requested, from time to time, that we provide certain consulting services. In consideration for these services, we earned $21,000 with respect to services rendered during the six months ended July 31, 2005.
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
     From February 2004 to July 2005, we provided consulting services directly to Neurologix, Inc., a public company in which PCM beneficially owned more than 10% of the outstanding capital stock. Under this arrangement, we earned $39,000 during the six month period ended July 31, 2005.
     OptiCare incurred rent expense of $268,000 and $272,000 during the six months ended July 31, 2006 and 2005, respectively. Such amounts were paid to entities in which Dean J. Yimoyines, M.D., a member of our Board and the Chief Executive Officer of OptiCare and its professional affiliate, OptiCare, P.C., had an interest, for the lease of facilities. At the time these leases were executed, OptiCare believed that the terms reflected the fair market value of and included customary terms for leased commercial real estate in the geographic area where they are located.
     OptiCare’s subsidiary, OptiCare Eye Health Centers, Inc. (“OEHC”), is party to a Professional Services and Support Agreement (the “PSSA”) with OptiCare, P.C. Dr. Yimoyines is the sole nominee stockholder of OptiCare, P.C. and its President and Chief Executive Officer pursuant to an Employment Agreement terminable “at will” by OptiCare, P.C. and on 180 days prior written notice by Dr. Yimoyines. The agreement provides for an annual salary of $245,000 plus certain fringe benefits. Pursuant to the PSSA, OptiCare, P.C. employs medical personnel and performs all ophthalmology and optometry services at our facilities in Connecticut. OEHC selects and provides the facilities at which the services are performed and provides all administrative and support services for the facilities for which OptiCare, P.C. provides medical personnel and performs its ophthalmology and optometry services. On behalf of OptiCare, P.C., OEHC bills and receives the payments for the services rendered by the medical personnel of OptiCare, P.C. and OptiCare, P.C. pays its physicians compensation for such medical services rendered.
     In January 2002, Palisade purchased 2,571,429 shares of OptiCare’s Series B Preferred Stock for $3,600,000 in cash and Ms. Yimoyines, the wife of Dr. Yimoyines, purchased 285,714 shares of Series B Preferred Stock for $400,000 in cash. Also in January 2002, OptiCare issued an additional 309,170.5 shares of Series B Preferred Stock to Palisade to satisfy an outstanding loan of $400,000 of principal and $33,000 of accrued interest and issued an additional 38,646.3 shares of Series B Preferred Stock to Ms. Yimoyines to satisfy an outstanding loan of $50,000 of principal and $4,000 of accrued interest due to Ms. Yimoyines. As of July 31, 2005, accrued and unpaid dividends on these shares owned by Palisade

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
and Ms. Yimoyines totaled $2,147,753 and $241,840, respectively. Under the terms of our merger agreement with OptiCare and Ms. Yimoyines, these shares were converted at the exchange ratio of 0.0403 into shares of our common stock.
     On January 12, 2005, Palisade purchased 252,525 shares of OptiCare’s Series D Preferred Stock for $4,000,000 in cash and Ms. Yimoyines purchased 28,093 shares of Series D Preferred Stock for $445,000 in cash. On the same date, OptiCare’s wholly-owned subsidiary, OptiCare Acquisition Corp., entered into an Asset Purchase Agreement with Wise Optical, LLC and AECC/Pearlman Buying Group, LLC, both entities formed by Dr. Yimoyines, pursuant to which OptiCare, effective as of December 31, 2004, sold substantially all of the assets and certain liabilities of its Distribution division, which consisted of its contact lens distributor, Wise Optical, and its Optical Buying Group, for an aggregate purchase price of approximately $4,200,000.
     During the six months ended July 31, 2006 and 2005, the Company reimbursed Palisade $1,300 and $55,000 for certain expenses incurred by Palisade on the Company’s behalf. Other related party transactions include management indebtedness of $308,000 and maintenance of brokerage accounts at Palisade Capital Securities (“PCS”), an affiliate of Palisade and PCM, for our marketable securities (principally, U.S. treasury bills being held to maturity).
     U.S. Vision has a Revolving Line of Credit and Senior Term Loan (Note 4) with Commerce Bank. The President and Chief Executive Officer of U.S. Vision is a member of the Board of Directors of Commerce Bank.
Note 13 — Subsequent Event
     On August 14, 2006, the Company announced that it had extended by one year, to September 2007, the expiration date for the exercise of the non-transferable payment right granted to qualifying stockholders in connection with its February 28, 2003 merger with a wholly-owned subsidiary of Palisade Concentrated Equity Partnership L.P. (See Note 2).
     On September 1, 2006, the Company reached agreement with Commerce Bank to reduce the LIBOR interest rate increment on its Revolving Line of Credit from 3.75% to 2.50%.

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements and other information relating to the Company are based upon the beliefs of management and assumptions made by and information currently available to the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, or performance, as well as underlying assumptions and statements that are other than statements of historical fact. When used in this document, the words “expects,” “anticipates,” “estimates,” “plans,” “intends,” “projects,” “predicts,” “believes,” “may” or “should,” and similar expressions, are intended to identify forward-looking statements. These statements reflect the current view of the Company’s management with respect to future events and are subject to numerous risks, uncertainties, and assumptions. Many factors could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements. Other factors and assumptions not identified above could also cause the actual results to differ materially from those set forth in the forward-looking statements. Although the Company believes these assumptions are reasonable, no assurance can be given that they will prove correct. Accordingly, you should not rely upon forward-looking statements as a prediction of actual results. Further, the Company undertakes no obligation to update forward-looking statements after the date they are made or to conform the statements to actual results or changes in the Company’s expectations and including the other risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, under the caption “Risk Factors.”
     Overview
     In order to more fully understand the comparison of the results of operations for the three and six month periods ended July 31, 2006 as compared to the same periods in 2005, it is important to note the following significant changes in our operations:
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
     On March 21, 2005, our Board of Directors (the “Board”) decided to broaden the scope of the acquisition search to include other industries and, on April 8, 2005, we announced that we had entered into acquisition discussions with two affiliated companies, U.S. Vision and OptiCare. On August 22, 2005, we signed merger agreements with U.S. Vision and OptiCare and the transactions were completed on March 6, 2006. As a result of these acquisitions, we have become the sixth largest retail optical chain in the United States. As of August 31, 2006, we operate at 533 retail locations in 47 states and Canada, consisting of 515 licensed departments, 5 freestanding stores, and 18 eye health centers and professional optometric practices. We also operate two surgery centers, one of which is a laser correction center, and two manufacturing laboratories. Our licensed departments consist of 349 departments at J.C. Penney stores, 63 at Sears, 29 at Macy’s, 26 at Boscov’s, 30 at The Bay, and 13 at Meijer. The Meijer stores are

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
scheduled to be closed by the end of the current fiscal year. These licensed departments are full-service retail vision care stores that offer an extensive selection of designer brands and private label prescription eyewear, contact lenses, sunglasses, ready-made readers and accessories.
     Prior to the completion of the transactions, Refac, U.S. Vision and OptiCare were all controlled by Palisade, which beneficially owned approximately 91% of Refac’s outstanding common stock, 84% of OptiCare’s outstanding common stock (assuming conversion of all preferred stock) and 88% of U.S. Vision’s outstanding common stock. Following the transactions, Palisade owns approximately 89% of our outstanding shares. Since the mergers result in a business combination of entities under common control, we have accounted for this 2006 transaction in a manner similar to that of pooling of interests, requiring that the historical financial statements be restated retrospectively.
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
     During the third quarter of fiscal 2004, OptiCare sold its Technology business; on January 12, 2005 it sold its Distribution business and on July 13, 2006, it sold its Managed Vision business. Accordingly, we have aggregated our remaining business units into two reportable segments: Licensed Optical Departments and Eye Care Centers & Professional Services. The results of operations of the Technology, Distribution and Managed Vision businesses have been reflected in discontinued operations for all periods presented.
     On May 10, 2006, our Board also approved a change in our fiscal year end from December 31 to January 31. Accordingly, our quarterly fiscal periods during the year ending January 31, 2007 will be:
First Quarter — February 1, 2006 through April 30, 2006
Second Quarter — May 1, 2006 through July 31, 2006
Third Quarter — August 1, 2006 through October 31, 2006
Fourth Quarter — November 1, 2006 through January 31, 2007
     Prior to the change in the fiscal year end, Refac and OptiCare had a fiscal year that ended on December 31 while U.S. Vision’s fiscal year ended on January 31. As a result, the quarterly periods for the fiscal year ending January 31, 2006 reflect the combination of the prior fiscal year quarterly periods of Refac, OptiCare and U.S. Vision as follows:

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Company	Prior Year Fiscal Periods
Refac and OptiCare	First Quarter — January 1, 2005 through March 31, 2005
Second Quarter — April 1, 2005 through June 30, 2005
Third Quarter — July 1, 2005 through September 30, 2005
Fourth Quarter — October 1, 2005 through December 31, 2005

U.S. Vision	First Quarter — February 1, 2005 through April 30, 2005
Second Quarter — May 1, 2005 through July 31, 2005
Third Quarter — August 1, 2005 through October 31, 2005
Fourth Quarter — November 1, 2005 through January 31, 2006
     The revenues, net income (loss) before extraordinary items, and net income (loss) of Refac and OptiCare for the one month period ended January 31, 2006 are as follows (in thousands):

	Refac	OptiCare
Revenues	$18	$2,588
Net income (loss) before extraordinary items	$(230)	$6
Net income (loss)	$(230)	$6
     Included in the net income (loss) amounts above are $104,000 and $68,000 of merger expenses for Refac and OptiCare, respectively.
     Our results of operations are affected by seasonal fluctuations in sales and operating profits with sales and operating profits generally higher in the first fiscal quarter and lower in the fourth quarter.
Comparison of Results for the Second Quarter of 2006 to the Second Quarter of 2005
Revenues
     Total product sales increased by $1.4 million, or 3.5%, from $37.4 million for the second quarter of fiscal 2005 to $38.8 million for the second quarter of fiscal 2006.
     Product sales at our Licensed Optical Departments segment increased by $1.2 million, or 3.6%, from $34.5 million for the second quarter ended July 31, 2005 to $35.7 million for the second quarter ended July 31, 2006 despite a $1.0 million, or 13.5%, decline in managed vision sales through Cole Managed Vision programs. This increase in net sales was primarily the result of an increase in the average transaction price and the number of transactions. As compared to the second quarter of fiscal 2005, comparable transaction volume increased by 0.8%, while the average transaction price increased 2.8%. We believe the increase in the average transaction price is due to a change in the type of sales promotions in this segment. In the second quarter of 2005, our promotions were focused on the value conscious customer. These promotions typically result in an increase in transaction volume but at a lower average transaction price. In the second quarter of fiscal 2006, our promotions were focused on raising the average transaction price while minimizing the decrease in transaction volume.

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     Product sales at our Eye Care Centers & Professional Services segment increased $0.1 million or 2.3% from $3.0 million for the second quarter to $3.1 million for the second quarter of fiscal 2006. The increase was due to an improvement in the average transaction price.
     Services revenue consists of revenue earned from providing professional eye care services in our Eye Care Centers & Professional Services segment. The revenue from this segment increased $0.5 million, or 10.6%, from $5.1 million for the second quarter of fiscal 2005 to approximately $5.6 million for the second quarter of fiscal 2006. This increase is primarily due to improved reimbursement for optometry services, increased doctor productivity and an increase in procedures.
     Other revenue for the three months ended July 31, 2005 primarily consisted of non-recurring settlements on Health Services Organization (“HSO”) contracts. As of July 31, 2006, the majority of these contracts had been settled and, the Company does not expect any future revenue from HSO settlements.
     Total revenue increased by $1.3 million or 3.0% from $43.2 million for the second quarter of fiscal 2005 to $44.5 million for the second quarter of fiscal 2006. Increased optical product sales and services revenue of $1.9 million were offset by a $0.6 million decrease in intellectual property licensing-related activities and other revenue.
Operating Expenses
     Total cost of product sales increased by $0.7 million, or 5.6%, from $12.2 million for the quarter ended July 31, 2005 to $12.9 million for the quarter ended July 31, 2006. As a percentage of net sales for the quarter ended July 31, 2006 cost of product sales increased to 33.4% from 32.7% for the same period in the prior year primarily due to a shift in product mix toward lower margin products at our Licensed Optical Departments segment.
     Cost of product sales at our Licensed Optical Departments segment increased by $0.9 million, or 7.6%, from $10.9 million for the quarter ended July 31, 2005 to $11.8 million for the quarter ended July 31, 2006. As a percentage of net sales for the quarter ended July 31, 2006, cost of product sales increased to 32.9% from 31.7% primarily due to the shift in product mix described above.
     Cost of product sales at our Eye Care Centers & Professional Services segment, decreased $0.1 million or 10.9% from $1.3 million for the quarter ended July 31, 2005 to $1.2 million for the quarter ended July 31, 2006. As a percentage of net sales for the quarter ended July 31, 2006, cost of product sales decreased to 38.3% from 44.0% for the same period in the prior year due mainly to a reduction in product costs resulting from improved purchasing power as a result of the merger of the OptiCare, U.S. Vision and Refac.
     Total cost of services increased by $0.2 million, or 11.3% from $2.0 million for the quarter ended July 31, 2005 to $2.2 million for the quarter ended July 31, 2006. As a percentage of net sales for the quarter ended July 31, 2006, cost of services increased to 38.1% from 34.0% for the same period in the prior year due to higher doctor compensation costs and increased cost of surgical supplies and drug therapies.
     Gross profit increased by $0.4 million, or 1.3%, from $29.0 million for the quarter ended July 31, 2005 to $29.4 million for the quarter ended July 31, 2006. As a percentage of net sales, gross profit decreased to 66.0% for the quarter ended July 31, 2006 from 67.1% for the same period in the prior year.

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The decrease in the gross profit margin is due to higher cost of services at the Eye Care Centers and Professional Services segment. In addition, the gross profit margin was impacted by the decline in licensing related activities and other revenues of $0.6 million. Excluding the impact of the loss of licensing related activities and other revenues, the gross profit margin would have decreased to 66.5%.
     Selling, general and administrative expenses (“SG&A”) increased by $1.4 million or 4.9% from $27.1 million for the quarter ended July 31, 2005 to $28.5 million for the quarter ended July 31, 2006. The increase in SG&A is primarily due to higher retail costs at the Licensed Optical Departments segment due to new store openings, increased advertising costs incurred in an effort to offset decreased Vision Care sales, and higher variable costs due to higher sales. As a percentage of net sales, SG&A increased from 62.8% for the quarter ended July 31, 2005 to 64.0% for the quarter ended July 31, 2006. The increase in SG&A, as a percent of sales, was also impacted by the decline in licensing related activities and other revenues of approximately $0.6 million. Excluding the impact of the loss of licensing related activities and other revenues, SG&A, as a percent of sales, for the quarter ended July 31, 2006 would have increased to 63.2%.
Merger expenses and other charges
     Merger expenses and other charges consist of legal and accounting expenses incurred in connection with Refac’s acquisition of OptiCare and U.S. Vision and aggregated $0.04 million for the quarter ended July 31, 2006 as compared to $0.2 million for the quarter ended July 31, 2005.
Loss from Early Extinguishment of Debt
     The approximate $0.2 million loss from early extinguishment of debt during the quarter ended July 31, 2006 consists of a termination fee of $0.1 million and the write-off of $0.1 million in unamortized deferred debt issuance costs.
Operating Loss
     Operating loss increased by $0.9 million from $0.1 million for the quarter ended July 31, 2005 to $1.0 million for the quarter ended July 31, 2006. The increased operating loss is due primarily to the $1.4 million increase in selling, general and administrative expenses described above partially offset by the $0.4 million increase in gross profit.
Interest Expense
     Interest expense decreased $0.1 million or 21.6% from $0.6 million for the quarter ended July 31, 2005 to $0.5 million for the quarter ended July 31, 2006. The decrease in interest expense is primarily due to a decrease in the average outstanding debt balances partially offset by higher interest rates.
Dividends and Interest Income
     Dividend and interest income increased $0.1 million, or 41.9% from $0.3 million for the quarter ended July 31, 2005 to $0.4 million for the quarter ended July 31, 2006 primarily as a result of rising interest rates.

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Discontinued Operations
     Managed Vision
     In January 2006, OptiCare’s Board of Directors approved management’s plan to dispose of the Managed Vision business. On July 13, 2006, we completed the sale of those assets, which resulted in a gain on disposal of $0.1 million, including income tax expense of approximately of $0.4 million. We reported approximately $0.2 million of income from discontinued operations, net of taxes, for the quarter ended July 31, 2006 representing income from this operation prior to disposal.
Comparison of Results for the Six Months Ended July 31, 2006 to the Six Months Ended July 31, 2005
Revenues
     Total product sales increased by $4.0 million, or 5.1%, from $77.2 million for the six months ended July 31, 2005 to $81.2 million for the six months ended July 31, 2006.
     Product sales at our Licensed Optical Departments segment increased by $3.8 million, or 5.4%, from $71.3 million for the six months ended July 31, 2005 to $75.1 million for the six months ended July 31, 2006, despite a $2.7 million, or 16.1%, decline in managed vision sales through Cole Managed Vision programs. This increase in net sales was the result of an increase in the average transaction price, partially offset by a decrease in the number of transactions. As compared to the six months ended July 31, 2005, comparable transaction volume decreased by 3.5%, while the average transaction price increased by 7.6%. We believe the increase in the average transaction price and the decrease in the number of transactions is due to a change in the type of sales promotions in this segment. During the six months ended July 31, 2005, our promotions were focused on the value conscious customer. These promotions typically result in an increase in transaction volume but at a lower average transaction price. During the six months ended July 31, 2006, our promotions were focused on raising the average transaction price while minimizing the decrease in transaction volume.
     Product sales at our Eye Care Centers & Professional Services segment increased $0.1 million, or 1.8% from $6.0 million for the six months ended July 31, 2005 to $6.1 million for the six months ended July 31, 2006. The increase was due to an improvement in the average transaction price.
     Services revenue consists of revenue earned from providing professional eye care services in our Eye Care Centers & Professional Services segment. The revenue from this segment increased $1.1 million, or 12%, from $9.8 million for the six months ended July 31, 2005 to $10.9 million for the six months ended July 31, 2006. This increase is primarily due to improved reimbursement for optometry services and an increase in new procedures.

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     Licensing related activities revenue decreased by $1.9 million, or 94.7% from $2.0 million for the six months ended July 31, 2005 to approximately $0.1 million for the six months ended July 31, 2006 primarily due to the non-recurring settlement payment of $1.5 million in 2005.
     Other revenue for the six months ended July 31, 2005 primarily consisted of non-recurring settlements on Health Services Organization (“HSO”) contracts. As of July 31, 2006, the majority of these contracts had been settled and the Company does not expect any future revenue from HSO settlements.
     Total revenue increased by $2.5 million or 2.7% from $89.8 million for the six months ended July 31, 2005 to $92.3 million for the six months ended July 31, 2006. Increased optical product sales and services revenue of $5.1 million were offset by a $2.6 million decrease in intellectual property licensing-related activities and other revenue.
Operating Expenses
     Total cost of product sales increased by $1.4 million, or 5.6%, from $24.2 million for the six months ended July 31, 2005 to $25.6 million for the six months ended July 31, 2006. As a percentage of net sales for the six months ended July 31, 2006, cost of product sales increased to 31.5% from 31.4% from the same period in the prior year.
     Cost of product sales at our Licensed Optical Departments segment increased by $1.4 million, or 6.7%, from $21.8 million for the six months ended July 31, 2005 to $23.2 million for the six months ended July 31, 2006. As a percentage of net sales for the six months ended July 31, 2006, cost of product sales increased to 30.9% from 30.5% primarily due to the segment’s promotional strategy described above.
     Cost of product sales at our Eye Care Centers & Professional Services segment decreased $0.1 million, or 3.8% from $2.5 million for the six months ended July 31, 2005 to $2.4 million for the six months ended July 31, 2006. As a percentage of net sales for the six months ended July 31, 2006, cost of product sales decreased to 39.5% from 41.7% for the same period in the prior year due to a reduction in product costs resulting from improved purchasing power as a result of the merger of the OptiCare, U.S. Vision and Refac.
     Total cost of services increased by $0.5 million, or 12.9% from $3.7 million for the six months ended July 31, 2005 to $4.2 million for the six months ended July 31, 2006. As a percentage of net sales for the six months ended July 31, 2006, cost of services increased to 37.6% from 29.4% for the same period in the prior year due to higher doctor compensation costs and increased cost of surgical supplies and drug therapies.
     Gross profit increased by $0.6 million, or 1.0%, from $61.9 million for the six months ended July 31, 2005 to $62.5 million for the six months ended July 31, 2006. As a percentage of net sales, gross profit decreased to 67.7% for the quarter ended July 31, 2006 from 68.9% for the same period in the prior year. The decrease in the gross profit margin is due to higher cost of services at the Eye Care Centers and professional Services segment and increased cost of product sales at the Licensed Optical Department segment. In addition, the gross profit margin was impacted by the decline in licensing related activities and other revenues of $2.7 million. Excluding the impact of the loss of licensing related activities and other revenues, the gross profit margin would have decreased to 68.6%.

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     Selling, general and administrative expenses (“SG&A”) increased by $2.9 million or 5.3% from $54.7 million for the six months ended July 31, 2005, to $57.6 million for the six months ended July 31, 2006. The increase in SG&A is primarily due to higher retail costs at the Licensed Optical Departments Segment due to new store openings, increased advertising costs incurred in an effort to offset decreased Vision Care sales, and higher variable costs due to higher sales. As a percentage of net sales, SG&A increased from 60.9% for the six months ended July 31, 2005 to 62.4% for the six months ended July 31, 2006. The increase in SG&A, as a percent of sales, is due to the decline in licensing related activities and other revenues of approximately $2.7 million. Excluding the impact of the loss of licensing related activities and other revenues, SG&A, as a percent of sales, for the six months ended July 31, 2006 would have decreased to 60.6%.
Merger expenses and other charges
     Merger expenses and other charges for the six months ended July 31, 2006 consist of legal and accounting expenses incurred in connection with the merger of Refac, OptiCare and U.S. Vision and aggregated $0.6 million for the six months ended July 31, 2006 as compared to $0.2 million for the six months ended July 31, 2005.
Loss from Early Extinguishment of Debt
     The $0.3 million loss from the early extinguishment of debt during the six months ended July 31, 2006 is primarily the result of the write-off of deferred debt issuance costs associated with the conversion of Series B Preferred Stock in connection with the merger of OptiCare, U.S. Vision and Refac ($0.1 million), and the termination of the CapitalSource revolving credit facility ($0.2 million) .
Operating Income
     Operating income decreased by $2.9 million from $3.6 million for the six months ended July 31, 2005 to $0.7 million for the six months ended July 31, 2006. The decrease in operating income from the prior year is due the non-recurring settlement payment of $1.5 million in 2005 and the impact of higher selling, general and administrative expenses in the current year (see explanation above). In addition, merger expenses and the loss on the early extinguishment of debt were $0.5 million higher than in the prior year.
Interest Expense
     Interest expense decreased $0.3 million or 22.1% from $1.2 million for the six months ended July 31, 2005 to $0.9 million for the six months ended July 31, 2006. The decrease in interest expense is primarily due to a decrease in the average outstanding debt balances partially offset by higher interest rates.
Dividends and Interest Income
     Dividend and interest income increased $0.2 million, or 50.2% from $0.5 for the six months ended July 31, 2005 to $0.7 million for the six months ended July 31, 2006 primarily as a result of rising interest rates.

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Discontinued Operations
     Managed Vision
     In January 2006, OptiCare’s Board of Directors approved management’s plan to dispose of the Managed Vision business. On July 13, 2006, we completed the sale of those assets, which resulted in a gain on disposal of $0.1 million, including income tax expense of approximately of $0.4 million. We reported approximately $0.7 million of income from discontinued operations, net of minority interest and taxes, for the six months ended July 31, 2006 representing income from this operation prior to disposal.
     Other
     The Licensed Optical Department Segment closed 11 and 6 underperforming stores and reflected a loss of $0.2 million and $0.0 million in discontinued operations during the six months ended July 31, 2006 and 2005, respectively.
Liquidity and Capital Resources
     The following table sets forth our cash and cash equivalents and investments being held to maturity, exclusive of the restricted cash and investments being held to maturity discussed below (in thousands):

	July 31,	January 31,
Description	2006	2006

Cash and cash equivalents	$5,210	$10,129

Investments being held to maturity	30,286	24,229

Total	$35,496	$34,358

     Cash Flows from Operating Activities: Our cash flow from operations decreased by $1.4 million to $2.2 million for the six months ended July 31, 2006 from $3.6 million for the six months ended July 31, 2005. Net income, adjusted to exclude certain non-cash items, such as depreciation and amortization and stock-based compensation, was approximately $4.3 million and $6.4 million for the six months ended July 31, 2006 and 2005, respectively. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in cash use of $2.1 million and $2.9 million for the six months ended July 31, 2006 and 2005, respectively.
     Cash Flows from Investing Activities: Our investing activities provided $3.1 million of cash during the six months ended July 31, 2006, principally from the sale of our managed vision business, offset by the additions of property and equipment and purchases of investments being held to maturity.
     Cash Flows from Financing Activities: Our financing activities used $5.7 million of cash for the six months ended July 31, 2006, primarily due to the repayment of debt.

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     U.S. Vision has a Senior Term Loan with Commerce Bank, N.A. (“Commerce Bank”) amounting to $1.3 million, which requires monthly payment of interest at 8% and quarterly payments of $925 thousand with the final payment due on October 31, 2006. The loan is secured by liens on substantially all of the assets of U.S. Vision.
     U.S. Vision also has a $17.5 million Revolving Line of Credit with Commerce Bank, which expires on October 31, 2007. As of September 1, 2006, interest is payable monthly at the lower of prime plus 150 basis points or 30-day LIBOR plus 250 basis points (7.90%; See note 13). The revolving line of credit is secured by liens on substantially all of the assets of U.S. Vision. At July 31, 2006, $13.8 million was outstanding under the revolving line of credit.
     U.S. Vision’s ability to access the Commerce Revolving Credit Agreement depends on complying with certain customary affirmative and negative covenants, including but not limited to the maintenance of a specified net worth level, current ratio, debt coverage ratio, fixed charge ratio and a leverage ratio. U.S. Vision was in compliance with these covenants at July 31, 2006. The Commerce Senior Term Loan and Revolving Credit agreement restricts the declaration and payment of dividends or any distributions to us and limits U.S. Vision’s capital expenditures to $7 million in any fiscal year. The Commerce Senior Term Loan and Revolving Credit Agreement contains a subjective acceleration provision whereby Commerce Bank can declare a default upon a material adverse change in U.S. Vision’s business operations.
     Capital expenditures, net of amounts financed and accounted for as capital leases, for the six months ended July 31, 2006 were $1.4 million. Our capital requirements for the remainder of 2006 will depend on many factors, including the rate of our sales growth, the number of new stores opened, acquisitions, the capital spending policies of our host department stores, and general economic conditions.
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
     At July 31, 2006, our portfolio of investments being held to maturity consists of U.S. Treasury Notes bought with an original maturity of six months or less. The portfolio is invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in support of our acquisition plans.
     Pursuant to the Company’s merger agreement (the “Palisade Merger Agreement”), dated as of August 19, 2002, as amended, with Palisade, the Company has restricted $4.2 million of its cash and investments being held to maturity to maintain the Contingent Fund (as defined in the merger agreement). As of July 31, 2006, a total of 148,913 shares have been redeemed for a total amount of $1.2 million. This right to sell the shares is non-transferable and is limited to stockholders who held their shares continuously from the date of the Palisade merger through August 8, 2005, the date that the LDA calculation was finalized. Since the Company does not have direct access to stockholder trading

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
information, the Company has not reduced the Contingent Fund based upon a trading estimate. The Contingent Fund will be adjusted if the Company becomes aware of any actual sales of Common Stock issued in connection with the merger. The final calculation of the Payment Right has been made and finalized at $8.29 per share. As of September 8, 2006, the closing price of the Company’s Common Stock was $5.89 per share. Any Contingent Fund amounts that are related to Payment Rights that are not properly exercised on or before September 30, 2007 will become unrestricted.
Commitments and Contractual Obligations
     The following table discloses aggregate information about our contractual cash obligations as of July 31, 2006 and the periods in which payments are due.

	Payments Due By Period
		Less than	1 to 3	3 to 5	More than
(Dollars in thousands)	Total	1 year	years	years	5 years

Long-term debt obligations (1)	27,107	1,506	23,233	2,368	—

Capital lease obligations	1,974	738	1,102	134	—

Operating lease obligations	9,362	1,745	4,962	2,320	335

Purchase Obligations	15,982	6,492	9,490	—	—

Total future payments on contractual obligations	54,425	10,481	38,787	4,822	335

(1)	Does not include interest that will be payable on outstanding long-term debt obligations.
Effects of Inflation
     We believe that the effects of inflation on our operations have not been material during the past three years.
Critical Accounting Policies
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations: revenue recognition, goodwill, allowance for doubtful accounts, investments, inventory, and income taxes. These and other critical accounting policies are described in Note 1 to the financial statements included in this Form 10-Q, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our 2005 financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005. During the six months ended July 31, 2006, we did not make any material changes to

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
our estimates or methods by which estimates are derived with regard to our critical accounting policies, except for the change in stock options due to our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” referred to as SFAS 123R on January 31, 2006.
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
Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will adopt the provisions of FIN 48 effective February 1, 2007. The Company is still evaluating the impact of this pronouncement on its financial statements
     FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” In December 2004, the FASB issued SFAS 123R, which requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. We adopted the standard on January 31, 2006 using the modified prospective method (see note 1 to our Consolidated Financial Statements).
     FASB Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, referred to as SFAS 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154. We adopted SFAS 154 on January 31, 2006, and it did not have a material impact on our financial statements.

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Item 3. – Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to fluctuations in interest rates on our revolving line of credit with Commerce Bank, N.A., which bears interest at a variable rate over time. Changes in interest rates will affect the amount of our interest payments over the term of the loan. A 100 basis point increase in interest rates on our variable rate revolving credit facilities would have an annual estimated negative impact on pre-tax earnings of approximately $0.1 million based on the amount outstanding on these facilities at July 31, 2006.
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
Item 4. – Controls and Procedures
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
     (b) Change in Internal Control Over Financial Reporting
     On March 6, 2006, we completed our acquisitions of U.S. Vision and OptiCare pursuant to which OptiCare and U.S. Vision became wholly-owned subsidiaries of Refac Optical Group. As a result of the acquisitions, we have ongoing integration activities which require new procedures in the accounting and finance functions to handle the consolidation of the three entities. Please see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” for a discussion of the presentation of the financial statements contained in this Quarterly Report on Form 10-Q.
     Except as discussed above, there were no changes in our internal control over financial reporting during the six months ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
PART II – OTHER INFORMATION
Item 1. – Legal Proceedings
     By summons and complaint, dated January 14, 2002, OptiVest, LLC commenced an action against OptiCare Health Systems, Inc., OptiCare Eye Health Centers, Inc. (“OEHC”) and Dean Yimoyines in the Superior Court, Judicial District of Waterbury, Connecticut on or about January 14, 2002. Plaintiff is a Connecticut limited liability corporation that entered into an Asset Purchase Agreement for certain of OptiCare’s assets for $11,000,000, subject to a reduction if the working capital, as of the closing date, was less than $4,500,000. OptiCare believes it properly terminated the Asset Purchase Agreement based upon plaintiff’s failure to obtain a financing commitment and to close within the time parameters of the asset Purchase Agreement. Plaintiff claims that it incurred expenses in investigating the purchase of assets under the Asset Purchase Agreement and that OptiCare misled plaintiff with respect to OptiCare’s financial condition. Furthermore, plaintiff alleges that OptiCare breached terms of the Asset Purchase Agreement and engaged in innocent misrepresentation, negligent misrepresentation, intentional and fraudulent misrepresentation and unfair trade practices with respect to the Asset Purchase Agreement. As a result of the foregoing, plaintiff claims to have suffered damages. Plaintiff seeks specific performance of the Asset Purchase Agreement and an injunction prohibiting OptiCare from interfering with concluding the transactions contemplated by the Asset Purchase Agreement.
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
     By summons and complaint, dated June 19, 2006, plaintiff commenced a new civil action in the Superior Court, Judicial District of Waterbury, Connecticut making essentially the same allegations. Plaintiff claims to have suffered monetary damages and seeks specific performance of the Asset Purchase Agreement and an injunction prohibiting OptiCare from interfering with plaintiff’s efforts to conclude the transactions contemplated by the Asset Purchase Agreement. OptiCare believes that plaintiff’s claims are without merit and that OptiCare has meritorious defenses to plaintiff’s claims.
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
Item 1A. – Risk Factors
     In January 2006, EyeMed announced that it was integrating the CMV plans with its EyeMed Vision Care plans. As a result, the number of CMV plans has been, and is continuing to be, reduced which has adversely affected the amount of our revenues derived from this managed vision care relationship. During the six month period ended July 31, 2006, managed vision care sales were approximately $2.7 million, or 16.1% below the amount recorded for the comparable period in 2005. In

REFAC OPTICAL GROUP
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
July 2006 we reached agreement in principle with EyeMed whereby U.S. Vision would become a participating provider in the EyeMed Access and Select plans under an agreement that generally terminates on December 31, 2010. We are working with EyeMed to finalize a written agreement reflecting the agreement in principle as soon as practicable. Management is currently unable to estimate the timing of or extent to which we will be able to attain our prior level of revenues attributed to vision care sales.
     There have been no other material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.
ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number	Number of Shares
	Total Number		of Shares Purchased	That May Yet Be
	of Shares	Average Price	As Part of Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plans (1)	the Plans
May 1 – May 31	—	—	—	509,370
June 1 – June 30	2,907	8.29	2,907	506,463
July 1 – July 31	4,914	8.29	4,914	501,549

Total	7,821		7,821

(1)	Pursuant to the Company’s merger agreement (the “Palisade Merger Agreement”), dated as of August 19, 2002, as amended, with Palisade, certain stockholders hold a non-transferable right to sell their shares of Company common stock to the Company for a price determined based upon the Company’s liquid distributable assets (“LDA”) as of June 30, 2005. Such calculation has been made and finalized at $8.29 per share. This right to sell the shares is non-transferable and is limited to stockholders who held their shares continuously from the date of the Palisade Merger through August 8, 2005, the date that the LDA calculation was finalized. The Company has restricted $4.2 million of its cash and investments being held to maturity as of July 31, 2006 to maintain the Contingent Fund (as defined in the Palisade Merger Agreement). As of July 31, 2006 a total of 148,913 shares have been redeemed for a total amount of $1.2 million. Any Contingent Fund amounts that are related to Payment Rights that are not properly exercised on or before September 30, 2007 will become unrestricted. See Note 2 to the financial statements.
Item 6. – Exhibits

Exhibit No.	Description
31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification, Chief Executive & Chief Financial Officers.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

REFAC OPTICAL GROUP (Registrant)
September 14, 2006	/s/ J. David Pierson
J. David Pierson
President and Chief Executive Officer (Principal Executive Officer)

September 14, 2006	/s/ Raymond A. Cardonne, Jr.
Raymond A. Cardonne, Jr.,
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

September 14, 2006	/s/ Carmen J. Nepa III
Carmen J. Nepa III,
Corporate Controller, Chief Accounting Officer (Principal Accounting Officer)