Form 10-Q
period 2006-10-31
REFAC OPTICAL GROUP
filed 2006-12-15
CIK 82788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-12776
___________________

REFAC OPTICAL GROUP
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-1681234
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5 Harmon Drive
Blackwood, New Jersey 08012
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (856) 228-0077

One Bridge Plaza, Suite 550
Fort Lee, New Jersey 07024-7102	December 31
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❑ Accelerated filer ❑   Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ❑ No ☑

The number of shares outstanding of the Registrant’s Common Stock, par value $.001 per share, as of December 8, 2006 was 17,778,483.

REFAC OPTICAL GROUP

Index
REFAC OPTICAL GROUP CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (Amounts in thousands, except share and per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Net revenues:
Product sales	$39,075	$37,281	$119,902	$114,137
Services	5,706	5,317	16,651	15,088
Licensing related activities	35	321	140	2,289
Other	30	109	105	1,000
Total revenues	44,846	43,028	136,798	132,514
Operating expenses:
Cost of product sales	11,571	11,726	36,877	35,855
Cost of services	2,280	2,117	6,461	5,821
Selling, general and administrative	28,744	27,415	86,267	81,381
Merger expenses and other charges	-	628	587	1,402
Loss on early extinguishment of debt	-	-	301	-
Depreciation and amortization	1,718	1,742	5,054	5,134
Total operating expenses	44,313	43,628	135,547	129,593
Operating income (loss)	533	(600)	1,251	2,921
Other income (expense):
Dividends and interest income	432	284	1,108	736
Interest expense	(374)	(593)	(1,316)	(1,805)
Income (loss) from continuing operations before income taxes and minority interest	591	(909)	1,043	1,852
Minority interest	-	(52)	245	216
Provision (benefit) for income taxes	31	(74)	146	(40)
Income (loss) from continuing operations	560	(783)	652	1,676
Income (loss) from discontinued operations, net of taxes and minority interest	(117)	1,024	454	1,501
Net income	$443	$241	$1,106	$3,177

Earnings (loss) per share:
Basic:
Continuing operations	$0.03	$(0.05)	$0.04	$0.10
Discontinued operations	(0.01)	0.06	0.02	0.09
Net income	$0.02	$0.01	$0.06	$0.19
Diluted:
Continuing operations	$0.03	$(0.05)	$0.04	$0.10
Discontinued operations	(0.01)	0.06	0.02	0.09
Net income	$0.02	$0.01	$0.06	$0.19
Weighted average shares outstanding:
Basic	18,007,716	16,537,908	17,821,393	16,459,132
Diluted	18,164,818	16,537,908	18,097,825	16,520,525

See accompanying notes.

Index
REFAC OPTICAL GROUP CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (Amounts in thousands, except share and per share amounts)
	October 31, 2006	January 31, 2006
Assets
Current assets:
Cash and cash equivalents	$4,436	$10,129
Accounts receivable, net of allowances for doubtful accounts of $318 and $220 at October 31, 2006 and January 31, 2006, respectively	10,881	10,691
Investments being held to maturity	30,455	24,229
Inventories	18,940	20,205
Prepaid expenses and other current assets	1,292	1,262
Assets held for sale	-	2,092
Total current assets	66,004	68,608

Property and equipment	31,582	34,544
Restricted cash and investments being held to maturity	4,685	4,849
Licensed optical department agreements	17,366	14,856
Goodwill	6,136	4,746
Other intangibles, net	271	300
Assets held for sale, non-current	-	5,384
Other assets	399	1,247
Total assets	$126,443	$134,534

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,096	$7,766
Accrued expenses	6,354	7,169
Accrued salaries and related expenses	3,735	4,411
Customer deposits	4,259	3,358
Deferred revenue	3,174	3,174
Current portion of capital lease obligations	656	724
Current portion of long-term debt	556	4,926
Liabilities of business held for sale	-	3,991
Other current liabilities	952	940
Total current liabilities	25,782	36,459

Capital lease obligations, net of current portion	947	1,372
Long-term debt, net of current portion	2,757	3,378
Revolving line of credit	11,829	14,983
Subordinated debt	9,000	10,000
Other long-term liabilities	302	389
Minority interest	-	3,943
Temporary equity	3,675	4,849

Stockholders’ equity:
Common stock, $.001 par value; 25,000,000 shares authorized; 17,790,794 and 16,484,335 shares outstanding at October 31, 2006 and January 31, 2006, respectively	18	16
Additional paid-in capital	98,193	85,002
Treasury stock, at cost; 229,759 and 88,223 shares at October 31, 2006 and January 31, 2006, respectively	(1,912)	(738)
Unearned compensation	-	(89)
Accumulated deficit	(23,840)	(24,722)
Receivable from issuance of common stock	(308)	(308)
Total stockholders’ equity	72,151	59,161
Total liabilities and stockholders’ equity	$126,443	$134,534

See accompanying notes.

Index
REFAC OPTICAL GROUP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Amounts in thousands)
	Nine Months Ended October 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,106	$3,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,121	5,339
Stock-based compensation	300	53
Gain on sale of managed vision business	(82)	-
Loss on disposal of fixed assets	270	78
Minority interest	278	518
Amortization of debt issue costs	221	105
Amortization of discount on securities	(956)	(674)
Other	-	(153)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	539	152
Inventories	1,289	(1,516)
Prepaid expenses and other assets	(383)	428
Accounts payable and accrued expenses	(3,026)	(1,574)
Deferred revenue and customer deposits	929	899
Assets and liabilities of business held for sale	-	330
Other current liabilities	(422)	(2,207)
Net cash provided by operating activities	5,184	4,955

Cash flows from investing activities:
(Purchase of) proceeds from sale of investments being held to maturity, net	(1,481)	2,297
Payments received on notes receivable	224	201
Expenditures for property and equipment	(2,277)	(2,298)
Investments in acquisitions, net of cash acquired	(12)	(225)
Proceeds from sale of businesses, net of cash sold	6,501	3,361
Purchase of restricted certificates of deposit	-	(204)
Net cash provided by investing activities	2,955	3,132

Cash flows from financing activities:
Net payments on revolving line of credit	(3,482)	(8,914)
Principal payments on long-term debt and capital leases	(3,715)	(3,539)
Principal payments on subordinated debt	(1,000)	(200)
Purchase of treasury stock	(1,164)	(147)
Proceeds from issuance of preferred stock	-	4,445
Proceeds from exercise of stock options	16	99
Proceeds from issuance of common stock	-	774
Other	(45)	41
Net cash used in financing activities	(9,390)	(7,441)
Net increase (decrease) in cash and cash equivalents	(1,251)	646
Cash and cash equivalents at beginning of period	5,687	4,298
Cash and cash equivalents included in assets held for sale	-	(1,155)
Cash and cash equivalents at end of period	$4,436	$3,789

Supplemental disclosures:
Non-cash transactions:
Property and equipment financed through capital leases and other indebtedness	$159	$1,230
Issuance of common stock in exchange for minority interest	$11,804	$-

See accompanying notes.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Index

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

As a result of a corporate repositioning during 2002, we disposed of our then operating segments with the exception of our licensing business, and we limited the operations of that segment to managing certain existing license agreements and related contracts. From January 27, 2004 to March 21, 2005, we focused our acquisition efforts on opportunities in the asset management sector of the financial services industry.

On March 21, 2005, our Board of Directors (the “Board”) decided to broaden the scope of the acquisition search to include other industries and, on August 22, 2005, we announced that we had signed merger agreements with two affiliated companies, U.S. Vision, Inc. (“U.S. Vision”), which currently operates 513 retail optical locations in 47 states and Canada, consisting of 508 licensed departments and 5 freestanding stores, and OptiCare Health Systems, Inc. (“OptiCare”), which operates 18 retail optical centers, two surgery centers and together with its professional affiliate, OptiCare, P.C., provides professional ophthalmic and optometric services in the State of Connecticut. These merger transactions closed on March 6, 2006 and, as a result, Palisade Concentrated Equity Partnership, L.P. (“Palisade”), the controlling stockholder of all three companies, owns approximately 89% of our outstanding common stock. Since Palisade had a controlling interest in each entity, the acquisitions are deemed to be a combination of entities under common control and have been accounted for in a manner similar to a pooling of interests, which required that the historical financial statements be restated retrospectively.

A.	Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”). Results for the three and nine months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the full year. Our results of operations are affected by seasonal fluctuations in sales and operating profits, with sales and operating profits generally higher in the first fiscal quarter and lower in the fourth quarter.

B.	Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. In accordance with EITF 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements,” the accounts of our

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

professional affiliate, OptiCare, P.C. are included in the condensed consolidated financial statements of the Company. All significant intercompany accounts and transactions have been eliminated.

C.	Fiscal Year

On May 10, 2006, the Board approved a change in our fiscal year-end from December 31 to January 31. As a result, the quarterly periods for our fiscal year ending January 31, 2007 are:

First Quarter - February 1, 2006 through April 30, 2006
Second Quarter - May 1, 2006 through July 31, 2006
Third Quarter - August 1, 2006 through October 31, 2006
Fourth Quarter - November 1, 2006 through January 31, 2007

Prior to the change in the fiscal year-end, Refac and OptiCare had a fiscal year that ended on December 31, while U.S. Vision’s fiscal year ended on January 31. As a result, the quarterly periods for the fiscal year ending January 31, 2006 reflect the combination of the prior fiscal year quarterly periods of Refac, OptiCare and U.S. Vision as follows:

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
Second Quarter - May 1, 2005 through July 31, 2005
Third Quarter - August 1, 2005 through October 31, 2005
Fourth Quarter - November 1, 2005 through January 31, 2006

The revenues, net income (loss) before extraordinary items, and net income (loss) of Refac and OptiCare for the one month period ended January 31, 2006 are as follows (in thousands):

	Refac	OptiCare
Revenues	$18	$2,588
Net income (loss) before extraordinary items	$(230)	$6
Net income (loss)	$(230)	$6

Included in the net income (loss) amounts above are $104,000 and $68,000 of merger expenses for Refac and OptiCare, respectively.

D.	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E.	Revenue Recognition

Licensing-related Activities - Royalty revenue from our intellectual property licensing activities is recognized when earned in accordance with the terms of the related license agreement. Nonrecurring lump sum payments that represent settlements of licensing-related claims are recognized when the settlements occur and collectibility is reasonably assured.

Managed Vision Revenue - On April 24, 2006, we entered into a Stock Purchase Agreement to sell our managed care business to a wholly-owned subsidiary of Centene Corporation (“Centene”), which sale was completed on July 13, 2006 with an effective date of June 30, 2006. Our managed care division, which had been held for sale since January 31, 2006, provided vision care services as a preferred provider to health maintenance organizations (“HMOs”), preferred provider organizations, third party administrators and insurance indemnity programs. The contractual arrangements with these entities operated primarily under capitated programs. Capitation payments were accrued when they were due under the related contracts at the agreed-upon per-member, per-month rates. Revenue from non-capitated services, such as fee-for-service and other preferred provider arrangements, were recognized when the services were provided and our customers were obligated to pay for such services. For our Direct to Employer managed care product, reinsurance premiums were recognized ratably over the period in which coverages were provided. Revenues from our Managed Vision business are included in the income from discontinued operations for each of the periods presented.

Product Sales Revenue - We recognize revenue on product sales at the time of delivery to the customer and upon customer acceptance of the merchandise. Product sales revenue represents sales of optical products to customers through the retail optical centers that we operate. Funds received from customers prior to customer acceptance are considered to be customer deposits.

Service Revenue - Together with our professional affiliate, OptiCare, P.C., we provide comprehensive eye care services to consumers, including medical and surgical treatment of eye diseases and disorders by ophthalmologists, and vision measuring and non-surgical correction services by optometrists. We also charge a fee for providing the use of our ambulatory surgery centers to professionals for surgical procedures. Revenues from ophthalmic, optometric and ambulatory surgery centers services are recorded at established rates reduced by an estimate for contractual disallowances. Contractual disallowances arise due to the terms of certain reimbursement contracts with third-party payors that provide for payments to us at amounts different from the established rates. The contractual disallowance represents the difference between the charges at established rates and estimated recoverable amounts and is recognized in the period the services are rendered. The contractual disallowance recorded is estimated based on an analysis of collection experience in relation to amounts billed and other relevant information. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized as adjustments to revenue in the periods of final settlements.

We have also provided certain marketing, managed care and other administrative services to individual ophthalmology and optometry practices pursuant to agreements, all of which have been terminated or settled as of October 31, 2006. This revenue was recognized monthly at the contractually agreed upon fee, based on a percentage of cash collections by the practices or, at the time binding settlement agreements were executed, at the negotiated amounts.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

F.	Deferred Revenue

At the time of an eyewear sale, some customers purchase a warranty contract covering eyewear defects or damage during the 12-month period subsequent to the date of the sale. Revenue relating to these contracts is deferred and recognized ratably over the one-year life of the warranty contract. Costs incurred to fulfill the warranty are expensed when incurred.

G.	Cash and Cash Equivalents

We consider investments purchased with an original maturity of three months or less to be cash equivalents.

H.	Receivables

Receivables are stated net of the allowance for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance from bad debts. We determine the allowance based on historical experience and other currently available evidence. Adjustments to the allowance are recorded to bad debt expense, which is included in operating expenses. Receivables are also stated net of contractual allowances and insurance disallowances (see also “Service Revenue” above).

I.	Investments

We categorize our investments as held to maturity and account for them at their amortized cost. This categorization is based upon our positive intent and ability to hold these securities to maturity.

J.	Inventories

Inventories, consisting principally of frames and lenses, are valued at the lower of cost or market determined by the first-in, first-out method.

K.	Property and Equipment, net

Property and equipment are stated at cost. Depreciation, which includes assets under capital leases, is computed using the straight-line method. The general range of useful lives is 10 to 30 years for buildings and improvements, and 5 to 10 years for automobiles, machinery and equipment, data processing equipment, and furniture and fixtures.

L.	Licensed Optical Department Agreements

Licensed optical department agreements represent our right to operate optical departments in designated stores of certain retailers. Management anticipates that these licenses will provide substantial benefit for a period of time that extends beyond the foreseeable horizon. In addition, we have historically obtained renewals and/or extensions of these licenses for nominal costs without any material modifications to the agreements. Accordingly, these licenses have been determined to have an indefinite life.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

M.    Income Taxes

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

N.    Stock-Based Compensation

Effective February 1, 2006, we adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) requires all share-based payments to employees, including stock option grants, to be recognized in the income statement based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. We adopted SFAS 123(R) using the modified prospective method, which requires that compensation expense for the portion of awards for which the requisite service has not yet been rendered and that are outstanding as of the adoption date be recorded over the remaining service period. Accordingly, no prior periods have been restated.

As a result of adopting SFAS 123(R) on February 1, 2006, both our income from continuing operations before income taxes and minority interest and net income for the nine months ended October 31, 2006 were $229,000 lower than if we had continued to account for stock-based compensation under APB 25. Also, in connection with the adoption of SFAS 123(R), the unearned stock-based compensation balance of $89,000 at January 31, 2006 was reclassified to additional paid-in capital.

On June 26, 2006, the Company granted eight of its directors options to purchase 20,000 shares of the Company’s common stock at an exercise price of $8.00 per share. The options become exercisable as follows: on July 31, 2006 with respect to 575 shares; and at the rate of 555 shares per month on the last day of each calendar month commencing August 31, 2006 with respect to the balance of the 19,425 shares. The fair value of each option grant was estimated to be $3.33 per share as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 36%; risk-free interest rate of 4.9%; and an expected life of 5 years.

As of October 31, 2006, there were approximately 270,000 stock options outstanding that were not fully vested with a weighted average grant-date fair value of $5.29 per share. As of October 31, 2006, total compensation cost related to non-vested awards not yet recognized was approximately $551,000, and the weighted-average period over which this cost is expected to be recognized in expense is 1.7 years.

Prior to February 1, 2006, we accounted for stock option grants in accordance with APB 25 and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with SFAS 123, we did not recognize compensation cost based on the fair value of the options at the grant date. If we had elected to recognize compensation cost based on the fair value of the options at the grant date, net income and net income per share would have been the pro forma amounts indicated in the following table (amounts in thousands, except per share amounts):

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Three Months Ended October 31, 2005	For the Nine Months Ended October 31, 2005
Net income - as reported	$241	$3,177
Pro forma compensation cost, net of taxes	(96)	(348)
Net income - pro forma	$145	$2,829
Net income per share - as reported:
Basic	$0.01	$0.19
Diluted	$0.01	$0.19
Net income per share - pro forma:
Basic	$0.01	$0.17
Diluted	$0.01	$0.17

O.    Concentration of Sales Under Licensed Optical Department Agreements

Approximately 58% and 57% of our revenues were derived from licensed retail optical departments in one retailer for the nine months ended October 31, 2006 and 2005, respectively. Sales derived from the licensed retail optical departments in another retailer accounted for approximately 10% of total revenues for the same periods. Approximately 52% and 54% of our accounts receivable were derived from the same two retailers at October 31, 2006 and January 31, 2006, respectively. A termination of either of these department license agreements would result in a significant loss of sales and would have a material adverse effect on our operating results.

Approximately 16% and 18% of our revenues for the nine months ended October 31, 2006 and 2005, respectively were derived from being a participating provider of managed care benefits primarily through Cole Managed Vision (“CMV”), a national vision care program operated by EyeMed Vision Care LLC (“EyeMed”), which is owned by a competitor of both U.S. Vision and OptiCare.

In January 2006, EyeMed announced that it was integrating the CMV plans with its EyeMed Vision Care plans. As a result, the number of CMV plans and the number of individuals covered thereby has been, and is continuing to be, reduced which has adversely affected the amount of our revenues derived from this managed vision care relationship. During the nine months ended October 31, 2006, managed vision care sales were approximately $2.5 million, or 10.4% below the amount recorded for the comparable period in 2005. In July 2006 we reached agreement in principle with EyeMed whereby U.S. Vision would become a participating provider in the EyeMed Access and Select plans under an agreement that generally terminates on December 31, 2010. We are currently working with EyeMed to finalize a written agreement. Management is currently unable to estimate the revenues expected to be earned from vision care sales or the timing of any such revenues.

P.	Reclassifications

Certain prior year amounts have been reclassified to conform to the current financial statement presentation.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Q.	Recent Accounting Pronouncements

During June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are in the process of evaluating the impact of this interpretation.

Note 2	— Palisade Merger

On February 28, 2003, we completed a merger with a wholly-owned subsidiary of Palisade, which is referred to herein as the “Palisade Merger”. Under the terms of the Palisade Merger, for each share of our common stock, par value $.10 per share (“Old Refac Common Stock”), owned immediately prior to the effective time of the merger, stockholders (other than Palisade and stockholders who properly exercised appraisal rights) received or were expected to receive (i) $3.60 in cash, (ii) 0.2 shares of common stock, par value $.001 per share (“Common Stock”), and (iii) the non-transferable right (the “Payment Right”) to sell the shares of the Common Stock to us at a price of $8.29 per share (the “Payment Amount”). This right to sell the shares was limited to stockholders who held their shares at the completion of the Palisade Merger and continued to hold their shares until August 8, 2005, the date that the calculation of the Payment Amount was finalized. In August 2006, the Board extended by one year the expiration date for the Payment Right to September 30, 2007.

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

Pursuant to the Palisade Merger Agreement, we have restricted a portion of our cash and investments being held to maturity to pay the Payment Amount. As of October 31, 2006, stockholders holding an aggregate of 207,147 shares have exercised their Payment Rights. Any restricted amounts related to Payment Rights that are not properly exercised on or before September 30, 2007 will become unrestricted.

Note 3	— Acquisition of U.S. Vision and OptiCare

On March 6, 2006, we completed our acquisitions of OptiCare and U.S. Vision and changed our name to Refac Optical Group to better reflect our new businesses. Prior to the completion of these transactions, the Company, OptiCare and U.S. Vision were all controlled by Palisade, which owned approximately 91%, 84% and 88% (on a fully diluted basis), of the Company, OptiCare and U.S. Vision, respectively. Since Palisade had a controlling interest in each entity, the acquisitions are deemed to be a combination of entities under common control and have been accounted for in a manner similar to that of

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a pooling of interests in accordance with SFAS No. 141, “Business Combinations,” which requires that the historical financial statements be restated retrospectively.

In connection with the acquisition of OptiCare, Palisade received approximately 0.0403 shares of our Common Stock for each share of OptiCare common stock owned by it immediately prior to the transaction, and the preferred stockholders received 0.0403 shares of our Common Stock for each share of OptiCare common stock issued to them upon conversion of OptiCare preferred stock. All other shares of OptiCare common stock outstanding immediately prior to the transaction were converted into the right to receive 0.0472 shares of our Common Stock. In the U.S. Vision transaction, U.S. Vision stockholders received 0.4141 shares of our Common Stock for each share of U.S. Vision common stock owned immediately prior to the transaction. Upon completion of the transactions, we issued 4,532,000 and 6,409,000 shares of our Common Stock to OptiCare and U.S. Vision stockholders, respectively. As of October 31, 2006, Palisade owned approximately 89% of the 17,790,794 outstanding shares of Refac Optical Group.

The acquisition of the non-Palisade interests in OptiCare and U.S. Vision was accounted for as the acquisition of minority interests at fair value and purchase price accounting was applied. The purchase price of $11.8 million was determined based upon the number of Refac shares issued to the former OptiCare and U.S. Vision stockholders in exchange for their equity interest in the respective entities. The value assigned to the Refac shares was the value at which the shares were trading on August 22, 2005, the date on which the details of the share exchange were agreed to and announced. The purchase price in excess of the historical recorded value of the net assets was allocated as follows (in thousands):

	U.S. Vision	OptiCare
Licensed Optical Department Agreements	$2,512	$-
Managed Care Contracts	-	640
Managed Care Software	-	159
Goodwill	-	4,251
	$2,512	$5,050

The value assigned to the managed care contracts, managed care software and approximately $2.9 million of goodwill was assigned to the Managed Vision business, which was sold on July 13, 2006 (see Note 10).

For the nine months ended October 31, 2006, we incurred $587,000 of merger expenses, primarily legal, accounting and consulting expenses, in connection with the acquisitions.

In October 2006, we closed OptiCare’s corporate headquarters, and in accordance with FASB Statement of Financial Accounting Standards, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded a charge of approximately $287,000, representing the fair value of the remaining lease obligation and accrued employee termination benefits.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4	— Long-Term Debt

The details of our long-term debt are as follows (in thousands):

	October 31, 2006	January 31, 2006
Senior term loan with Commerce Bank, N.A. (“Commerce”), which required monthly interest payments at 8%, with the final payment of $327 paid on November 1, 2006. The loan was secured by liens on substantially all of the assets of U.S. Vision.	$327	$3,102
$17.5 million revolving line of credit with Commerce, which expires on October 31, 2008. Interest is payable monthly at the lower of prime plus 150 basis points, or 30-day LIBOR plus 250 basis points (7.82% at October 31, 2006) with a floor of 5.5%. The revolving line of credit is secured by liens on substantially all of the assets of U.S. Vision.	11,829	14,983
Revolving credit note to CapitalSource Finance LLC, due January 25, 2007 but prepaid on June 9, 2006. The note provided for interest at a rate equal to Citibank, N.A.’s prime rate plus 1.5% with a floor of 6.0%. The note was secured by liens on substantially all of the assets of OptiCare. See Note 11.	-	509
Term note payable to CapitalSource, repaid on January 25, 2006.	-	1,425
Subordinated note due November 1, 2007. Requires quarterly interest payments at 6.0%.	4,000	4,000
Subordinated note due January 31, 2008. Requires quarterly interest payments at 6.0%.	3,000	3,000
Subordinated note due on January 31, 2009. Requires quarterly interest payments at 6.0%.	2,000	3,000
Delaware River Port Authority (“DRPA”) Term Loan due February 1, 2010. Requires quarterly payments of $25, which includes principal and interest at 2%, and final balloon payment of $1,334. The term loan is secured by the land and building of the New Jersey manufacturing facility.	1,562	1,614
DRPA Term Loan due February 1, 2010. Requires quarterly payments of $13, which includes principal and interest at 2%, and final balloon payment of $702. The term loan is secured by the land and building of the Corporate headquarters.	822	850
Other	602	804
	24,142	33,287
Less: current portion	556	4,926
	$23,586	$28,361

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On September 1, 2006, the Company reached agreement with Commerce to reduce the LIBOR interest rate increment on its Revolving Line of Credit from 3.75% to 2.50%. Additionally, on November 16, 2006, the bank agreed to extend the maturity date on the Revolving Line of Credit from October 31, 2007 to October 31, 2008.

The Revolving Credit Agreement between U.S. Vision and Commerce contains various financial covenants including maintaining a specified net worth level, current ratio, and a leverage ratio. U.S. Vision was in compliance with these covenants at October 31, 2006. The Revolving Line of Credit restricts the declaration and payment of dividends or distributions by U.S. Vision to any parties, including the Company, and limits U.S. Vision’s total capital expenditures to $7.0 million in any fiscal year. The Revolving Credit Agreement contains a subjective acceleration provision whereby Commerce can declare a default upon a material adverse change in U.S. Vision’s business operations. We do not believe that any such conditions exist.

The term loan under the CapitalSource Loan Agreement was repaid in full on January 25, 2006 but is reflected as outstanding at January 31, 2006 in the table above because as indicated in Note 1B, the fiscal year of Refac was changed to January 31 effective May 10, 2006. The prior year financial statements have been prepared by combining the prior fiscal years of Refac and OptiCare (December 31) with U.S. Vision (January 31).

U.S. Vision has long-term supply agreements with two holders of subordinated debt in the principal sum of $4.0 million and $2.0 million, respectively, which require U.S. Vision to purchase certain amounts of products from these vendors at market rates. These supply agreements expire on the same date that the subordinated notes are due and the subordinated notes provide for the extension of the due date to match the term of any extension of the supply agreement.

On March 24, 2006, U.S. Vision and the holder of the $2.0 million subordinated debt agreed to amend the long-term supply agreement and subordinated note. Pursuant to this amendment, we paid such holder $1.0 million, thereby reducing the principal amount due the holder under the subordinated note from $3.0 million to $2.0 million. In return, a claim for interest in excess of 6% per annum was waived and the maturity of the note was extended from April 30, 2007 to January 31, 2009. The note provides that the holder can declare a default and accelerate the maturity date should U.S. Vision fail to purchase $2.2 million of the vendor’s merchandise during any fiscal year. Through October 31, 2006, our purchases from this vendor for the fiscal year ending January 31, 2007 aggregated approximately $1.3 million.

The $3.0 million subordinated note relates to a loan made by a former vendor. Due to this vendor’s insolvency and inability to give U.S. Vision adequate assurance of performance of its obligations, U.S. Vision maintains that this vendor has repudiated its supply agreement. While it has been able to purchase its requirements for this product category from other vendors, U.S. Vision intends to hold this vendor accountable for any damages caused by its breach.

The carrying amounts of our debt approximate their fair values based on the nature of these accounts, and the fact that the interest rate embedded in the long-term debt agreements was consistent with current market rates for debt with similar attributes.

Maturities of long-term debt for each of the next five years and thereafter are as follows (in thousands):

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Period Ended October 31,	Amount
2007	$556
2008	19,052
2009	2,463
2010	2,071
2011	-
$24,142

Note 5	— Income Taxes

As of December 31, 2005, Refac had federal net operating loss carryforwards of $1.0 million, which will begin to expire in the year 2023 and can be used by Refac, OptiCare and U.S. Vision. Also as of December 31, 2005, OptiCare had federal net operating loss carryforwards of $14.5 million, which will begin to expire in the year 2020 and are limited to use by OptiCare and its subsidiaries. Due to the taxable gain generated from the sale of the Managed Vision business, OptiCare expects to utilize at least $5.5 million of these net operating losses in the fiscal year ending January 31, 2007. As of January 31, 2006, U.S. Vision had federal net operating loss carryforwards of approximately $10.4 million, which will begin to expire in the year 2022 and are limited to use by U.S. Vision and its subsidiaries. Additionally, U.S. Vision had approximately $12.4 million of net operating loss carry-forwards available for use as of January 31, 2006, which are subject to limitations under Section 382 of the Internal Revenue Code due to prior changes in ownership. Approximately $732,000 of these carryforwards will become available for use each year through the year 2022.

Management has recorded a 100% valuation allowance against net deferred tax assets. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carry-forward periods under the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of the deferred tax assets:

•	Future taxable income exclusive of reversing temporary differences and carryforwards
•	Future reversals of existing taxable temporary differences
•	Tax planning strategies

We have not relied upon future taxable income exclusive of temporary differences and carryforwards for the realization of deferred tax assets during recent periods. Reliance on this source is difficult when there is negative evidence such as cumulative losses in recent years, even if income is reported in the current period. As a result, we concluded that there was not sufficient positive evidence to enable us to conclude that it was more likely than not that the net deferred tax assets would be realized. Therefore, we have maintained a valuation allowance on our net deferred tax assets as of October 31, 2006. The need for a valuation allowance will be reviewed periodically and adjusted as necessary.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The difference between the Company’s effective tax rate and the taxes computed at the federal statutory tax rate is due to the utilization of net operating loss carryforwards.

Note 6	— Earnings per Share

Basic earnings per share (“EPS”) was computed by dividing the net income for the three and nine month periods ended October 31, 2006 and 2005, respectively, by the weighted average number of common shares outstanding.

Diluted EPS was computed by dividing the net income for the three and nine months ended October 31, 2006 and 2005, respectively, by the weighted average number of common shares outstanding, plus all common share equivalents. Diluted EPS takes into consideration the impact of potentially dilutive securities except in periods in which there is a loss, because inclusion of such potential common shares would have an anti-dilutive effect.

The reconciliations of basic to diluted weighted average shares outstanding are as follows (amounts in thousands):

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2006	2005	2006	2005
Basic shares	18,008	16,538	17,821	16,459
Dilution: stock options and warrants	157	-	277	62
Diluted shares	18,165	16,538	18,098	16,521

Excluded from the computation of diluted shares for the three months ended October 31, 2006 and 2005 are approximately 519,000 and 573,500 common share equivalents, respectively, related to options and warrants because the effect of their inclusion would be anti-dilutive. Excluded from the computation of diluted shares for the nine months ended October 31, 2006 and 2005, are 440,000 and 27,000 common share equivalents, respectively, related to options and warrants because the effect of their inclusion would also be anti-dilutive.

Note 7	— Segment Information

We have two reportable segments: Licensed Optical Departments and Eye Care Centers & Professional Services. These operating segments are managed separately, offer separate and distinct products and services, and serve different customers and markets. Discrete financial information is available for each of these segments and our management assesses performance and allocates resources among these two operating segments.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In addition to our reportable operating segments, the “All Other” category includes other non-core operations and transactions, which do not meet the quantitative thresholds for a reportable segment.

Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2006	2005	2006	2005
Net Revenues:
Licensed Optical Departments	$36,008	$34,410	$110,763	$105,300
Eye Care Centers & Professional Services	8,773	8,188	25,790	23,925
Totals for Reportable Segments	44,781	42,598	136,553	129,225
All Other	65	430	245	3,289
Total Net Revenues	$44,846	$43,028	$136,798	$132,514

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2006	2005	2006	2005
Segment Income (loss):
Operating Income (loss):
Licensed Optical Departments	$716	$315	$2,845	$3,235
Eye Care Centers & Professional Services	721	(70)	1,639	399
Total Reportable Segments Operating Income	1,437	245	4,484	3,634
All Other	(904)	(845)	(3,233)	(713)
Dividends and Interest	432	284	1,108	736
Interest Expense	(374)	(593)	(1,316)	(1,805)
Income (loss) from Continuing Operations Before Income Taxes and Minority Interest	$591	$(909)	$1,043	$1,852

	October 31, 2006	January 31, 2006
Total Assets:
Licensed Optical Departments	$74,933	$79,061
Eye Care Centers & Professional Services	15,072	12,831
Reportable Segment Totals	90,005	91,892
All Other	36,438	35,166
Discontinued Operations	-	7,476
	$126,443	$134,534

Note 8	— Commitments and Contingencies

By summons and complaint, dated January 14, 2002, OptiVest, LLC commenced an action against OptiCare Health Systems, Inc., OptiCare Eye Health Centers, Inc. (“OEHC”) and Dean Yimoyines in the Superior Court, Judicial District of Waterbury, Connecticut on or about January 14, 2002. Plaintiff is a Connecticut limited liability corporation that entered into an Asset Purchase Agreement for certain of OptiCare’s assets for $11 million, subject to a reduction if the working capital, as of the closing date, was less than $4.5 million. OptiCare believes it properly terminated the Asset Purchase Agreement based upon plaintiff’s failure to obtain a financing commitment and to close within the time parameters of the asset Purchase Agreement. Plaintiff claims that it incurred expenses in

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

investigating the purchase of assets under the Asset Purchase Agreement and that OptiCare misled plaintiff with respect to OptiCare’s financial condition. Furthermore, plaintiff alleges that OptiCare breached terms of the Asset Purchase Agreement and engaged in innocent misrepresentation, negligent misrepresentation, intentional and fraudulent misrepresentation and unfair trade practices with respect to the Asset Purchase Agreement.

By an Arbitration Agreement, dated as of January 30, 2004, the parties agreed to arbitrate the controversy before a single arbitrator. In connection with the arbitration, on March 29, 2006, Plaintiff submitted a report claiming that its damages are no less than $15.4 million. Due to the possibility that the arbitrator might have a conflict of interest following our merger with OptiCare, we asked him to recuse himself and the arbitration was terminated.

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

OptiCare Eye Health Centers, Inc. (“OEHC”), our indirect subsidiary acquired in March 2006, is party to a Professional Services and Support Agreement with OptiCare, P.C. (the “Professional Corporation”). Dr. Dean J. Yimoyines, an officer and director of OptiCare (which is the direct parent of OEHC and, as used herein, includes OEHC) and a director of the Company, is the Chief Executive Officer and sole stockholder of the Professional Corporation. Under this agreement, the Professional Corporation employs medical personnel and performs ophthalmology and optometry services at OptiCare’s facilities in Connecticut. As set forth in Note 1 to the Company’s unaudited condensed consolidated financial statements included in this Form 10-Q, the consolidated financial statements include the accounts of the Professional Corporation. Additionally, since the Professional Corporation’s offices are located in OptiCare’s Eye Health Centers, its patient flow impacts OptiCare’s retail optical sales.

The business of the Company’s Eye Care Centers & Professional Services segment is dependent upon the ability of the Professional Corporation to attract, motivate and retain a qualified staff of ophthalmologists and optometrists to render professional services at OptiCare’s 18 retail optical locations and two surgery centers. It currently employs 14 ophthalmologists and 18 optometrists.

In November 2006, one ophthalmologist left the Professional Corporation to open a non-competing practice, and another ophthalmologist breached his employment agreement with the Professional Corporation by leaving prior to the end of the term with the intention of opening a competing practice; OEHC, together with the Professional Corporation, is commencing court proceedings to enforce the non-compete provisions of his employment agreement.

Also in November 2006, four other ophthalmologists notified the Professional Corporation of their intent to seek declaratory and other equitable relief to have their employment agreements declared unenforceable as against public policy. These ophthalmologists have alleged that OptiCare is engaged in the illegal corporate practice of medicine, and that such agreements are an integral part of such practice. At this date, OEHC is not aware of any pending investigations by any state agency involving its operations. OEHC, in conjunction with the Professional Corporation, intends to enforce its contractual rights against the Professional Corporation’s employees. If these contracts are declared unenforceable and these physicians are permitted to open competing practices, the business of OptiCare and the

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Professional Corporation may be materially adversely affected, which in turn could materially adversely affect the Company's business.

While the Professional Corporation is currently seeking to recruit qualified new ophthalmologists, there can be no assurance that it will be able to hire new qualified candidates within a time frame to enable it to meet patient demand. In addition, OptiCare and the Professional Corporation are currently reviewing and restructuring their relationship. The restructuring will take into account OptiCare's relationship with the Professional Corporation's practice and professional staff, as well as applicable regulatory requirements, including, but not limited to, Connecticut's corporate practice of medicine prohibition.

Five of the ophthalmologists referred in the preceding paragraphs have threatened to sue Dr. Yimoyines for breach of his fiduciary duties to the Professional Corporation, and OptiCare for the diversion of the Professional Corporation’s revenues to OptiCare. Dr. Yimoyines and the Company believe that these claims are without merit.

The Company has agreed to indemnify and hold Dr. Yimoyines harmless against claims and liabilities to which he may become subject as a result of his actions as an officer, director and shareholder of the Professional Corporation.

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

By Agreement, dated as of January 31, 2002, the Company and Ms. Arlene Scanlan, who was then President of Refac Licensing, Inc. (“RL”), agreed to a termination of her employment agreement and stock options and to a conveyance of her 19% interest in RL to us. This termination agreement required that Ms. Scanlan pay us 50% of the first $3.0 million that she received relating to a certain lawsuit brought by a former licensing client of RL against Taco Bell Corp. On January 27, 2005, the lawsuit was settled and on February 4, 2005 we received payment of $1.5 million, representing our share of the settlement. This amount is included in revenue from licensing related activities during the nine months ended October 31, 2005.

Note 10	— Discontinued Operations

We close nonperforming stores in the ordinary course of business. The decision to close stores is primarily based on the current and projected cash flows generated by each respective store. Therefore, upon the closing of the store, we treat the operating results of that store as a discontinued operation in those instances where we are unable to transfer the business to another store.

On January 31, 2006, the Board of Directors of OptiCare approved a plan to sell OptiCare's managed vision business and, on April 24, 2006, OptiCare entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with a wholly-owned subsidiary of Centene. Pursuant to the Stock Purchase Agreement, Centene agreed to acquire the managed vision business of OptiCare, which

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

contracts with insurers, employer groups, managed care plans, HMOs and other third-party payors to manage claims payment and other administrative services of eye health benefits for those contracting parties (the “Managed Vision”), for $7.5 million subject to a minimum net worth requirement of $500,000 at closing and certain other adjustments. This sale was completed on July 13, 2006 (with an effective date of June 30, 2006) at an adjusted purchase price of approximately $8.9 million. In accordance with the Stock Purchase Agreement, $1.0 million of the proceeds is being held in escrow for 12 months following the closing in connection with OptiCare’s indemnification obligation under the Agreement. This amount is included in restricted cash and investments at October 31, 2006. The assets sold included the OptiCare trademarks, corporate name, domain names and e-mail address, and are subject to a license agreement under which OptiCare has a perpetual, royalty-free, exclusive right and license to use the trademarks solely within the States of Connecticut, Massachusetts, Rhode Island, Maine, New Hampshire and Vermont and solely in connection with OptiCare’s consumer vision business. Excluded from the sale was a managed care contract that accounted for revenues of $114,000 in the fiscal year ended January 31, 2006, and $90,000 during the nine months ended October 31, 2006.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of the Managed Vision business are reflected as a discontinued operation in all periods presented. On July 13, 2006, we completed the sale of those assets, which resulted in a gain on disposal of $82,000, including income tax expense of approximately of $393,000. We reported approximately $746,000 of income from discontinued operations, net of minority interest and taxes, for the nine months ended October 31, 2006 representing income from this operation prior to disposal.

Operating results (exclusive of interest expense) from discontinued operations were as follows (in thousands):

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2006	2005	2006	2005
Product sales	$17	$835	$752	$3,011
Managed vision	-	6,624	9,907	19,352
Total net revenues	17	7,459	10,659	22,363
Operating expenses:
Cost of product sales	6	280	252	4,957
Cost of services	-	4,779	6,428	14,216
Selling, general, and administrative expenses	57	1,043	3,302	1,101
Depreciation and amortization	2	67	67	205
Total operating expenses	65	6,169	10,049	20,479
Income (loss) from discontinued operations	(48)	1,290	610	1,884
Gain (loss) from disposal of discontinued operations, net of taxes	(69)	(61)	(123)	(80)
Minority interest	-	205	33	303
Income from discontinued operations	$(117)	$1,024	$454	$1,501

Note 11 — Loss on Early Extinguishment of Debt

On June 9, 2006, the Company terminated the CapitalSource revolving credit facility by repaying the outstanding balance of approximately $900,000 and recorded a $157,000 loss on the extinguishment of debt, representing a termination fee of $100,000 and the write-off of $57,000 in unamortized deferred debt issuance costs.

On March 6, 2006, the Company recorded a $144,000 loss as a result of the conversion of OptiCare Series B Preferred Stock in connection with Refac’s acquisition of OptiCare (see Note 3). The loss represents the write-off of unamortized deferred issuance costs.

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12 — Related Party Transactions

Palisade Capital Management, L.L.C. (“PCM”), the investment manager for Palisade, on behalf of itself and/or portfolio companies of funds that it manages had requested, from time to time, that we provide certain consulting services. In consideration for these services, we earned $21,000 with respect to services rendered during the nine months ended October 31, 2005.

Pursuant to employment agreements entered into on April 1, 2005, our General Counsel and Chief Financial Officer may enter into separate arrangements for their own account with Palisade and/or any of its affiliated companies that are engaged in private equity or investment management pursuant to which they may become a member, partner, officer, director or stockholder of such entity or may provide consulting or professional services thereto provided that such activities do not materially interfere with the regular performance of their duties and responsibilities under such employment agreements. Given this arrangement, we have not provided any services to PCM after March 31, 2005 and we do not expect to do so in the future, unless such services can be rendered by employees other than such officers.

From February 2004 to July 2005, we provided consulting services directly to Neurologix, Inc., a public company in which PCM beneficially owned more than 10% of the outstanding capital stock. Under this arrangement, we earned $44,000 during the nine months ended October 31, 2005.

The Company currently leases 4,751 square feet of the fifth floor of One Bridge Plaza, Fort Lee, N.J. for corporate offices under a direct lease with the landlord.  By lease amendment dated April 3, 2006, the Company will take over 5,268 square feet on the sixth floor in space adjacent to Palisade, and Palisade will sublease 2,861 square feet from the Company, reducing the Company’s total commitment to 2,407 square feet.  The expected date of this move is December 31, 2006.  Palisade will be responsible for the leasehold improvements and moving costs.

OptiCare incurred rent expense of $794,000 and $798,000 during the nine months ended October 31, 2006 and 2005, respectively. Such amounts were paid to entities in which Dean J. Yimoyines, M.D., a member of our Board and the Chief Executive Officer of OptiCare and its professional affiliate, OptiCare, P.C., has an interest, for the lease of facilities. At the time these leases were executed, OptiCare believed that the terms reflected the fair market value of and included customary terms for leased commercial real estate in the geographic area where they are located.

OptiCare’s subsidiary, OptiCare Eye Health Centers, Inc. (“OEHC”), is party to a Professional Services and Support Agreement (the “PSSA”) with OptiCare, P.C. Dr. Yimoyines is the sole stockholder of OptiCare, P.C. and its President and Chief Executive Officer pursuant to an Employment Agreement terminable “at will” by OptiCare, P.C. and on 180 days prior written notice by Dr. Yimoyines. The agreement provides for an annual salary of $245,000 plus certain fringe benefits. Pursuant to the PSSA, OptiCare, P.C. employs medical personnel and performs all ophthalmology and optometry services at our facilities in Connecticut. OEHC selects and provides the facilities at which the services are performed and provides all administrative and support services for the facilities.

In January 2002, Palisade purchased 2,571,429 shares of OptiCare’s Series B Preferred Stock for $3.6 million in cash and Ms. Yimoyines, the wife of Dr. Yimoyines, purchased 285,714 shares of Series B Preferred Stock for $400,000 in cash. Also in January 2002, OptiCare issued an additional 309,170.5 shares of Series B Preferred Stock to Palisade to satisfy an outstanding loan of $400,000 of principal and $33,000 of accrued interest and issued an additional 38,646.3 shares of Series B Preferred Stock to Ms. Yimoyines to satisfy an outstanding loan of $50,000 of principal and $4,000 of accrued interest due to Ms. Yimoyines. As of October 31, 2005, accrued and unpaid dividends on these shares owned by Palisade and Ms. Yimoyines totaled $2,018,000 and $227,000, respectively. Under the terms of our

REFAC OPTICAL GROUP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

merger agreement with OptiCare and Ms. Yimoyines, these shares were converted at the exchange ratio of 0.0403 into shares of our common stock.

On January 12, 2005, Palisade purchased 252,525 shares of OptiCare’s Series D Preferred Stock for $4.0 million in cash and Ms. Yimoyines purchased 28,093 shares of Series D Preferred Stock for $445,000 in cash. On the same date, OptiCare’s wholly-owned subsidiary, OptiCare Acquisition Corp., entered into an Asset Purchase Agreement with Wise Optical, LLC and AECC/Pearlman Buying Group, LLC, both entities formed by Dr. Yimoyines, pursuant to which OptiCare, effective as of December 31, 2004, sold substantially all of the assets and certain liabilities of its Distribution division, which consisted of its contact lens distributor, Wise Optical, and its Optical Buying Group, for an aggregate purchase price of approximately $4.2 million.

During the nine months ended October 31, 2006 and 2005, the Company reimbursed Palisade $1,300 and $55,000 for certain expenses incurred by Palisade on the Company’s behalf. Other related party transactions include management indebtedness of $308,000 (see Note 13) and maintenance of brokerage accounts at Palisade Capital Securities (“PCS”), an affiliate of Palisade and PCM, for our marketable securities (principally, U.S. treasury bills being held to maturity).

U.S. Vision has a Revolving Line of Credit (see Note 4) with Commerce. The President and Chief Executive Officer of U.S. Vision is a member of the Board of Directors of Commerce.

Note 13 — Subsequent Events

On November 22, 2006, discussions were terminated with a company with which we previously had entered into a non-binding letter of intent with respect to a potential acquisition transaction. In connection with this termination, we expect to record a charge of approximately $500,000 in the fourth quarter of this year, representing accounting, legal, and other due diligence expenses associated with the contemplated transaction.

On November 30, 2006, Mr. Tuchman, the Company’s Senior Vice President and General Counsel, resigned from Refac’s Board of Directors, and the Company announced that its employment agreement with Robert L. Tuchman will terminate on December 31, 2006, and will not be renewed. In connection with his resignation, the Company has entered into an agreement with Mr. Tuchman, pursuant to which we will recognize a charge of approximately $412,000 during the fourth quarter of this year. Additionally, Mr. Tuchman will repay the $308,000 indebtedness to the Company in connection with this agreement.

REFAC OPTICAL GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Index

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

Overview

In order to more fully understand the comparison of the results of operations for the three and nine month periods ended October 31, 2006 as compared to the same periods in 2005, it is important to note the following significant changes in our operations:

In 2002, as a result of a corporate repositioning we disposed of our then operating segments, with the exception of our licensing business, and we limited the operations of that business to managing certain existing license agreements and related contracts. On February 28, 2003, we completed the Palisade Merger. On March 28, 2003, we entered into a stock purchase agreement with Palisade to provide us with additional capital for making acquisitions. From January 27, 2004 to March 21, 2005, we focused our acquisition efforts on opportunities in the asset management sector of the financial services industry.

      On March 21, 2005, our Board of Directors decided to broaden the scope of the acquisition search to include other industries and, on April 8, 2005, we announced that we had entered into acquisition discussions with two affiliated companies, U.S. Vision and OptiCare. On August 22, 2005, we signed merger agreements with U.S. Vision and OptiCare and the transactions were completed on March 6, 2006. As a result of these acquisitions, we have become the sixth largest retail optical chain in the United States. As of October 31, 2006, we operate at 531 retail locations in 47 states and Canada, consisting of 508 licensed departments, 5 freestanding stores, and 18 eye health centers and professional optometric practices. We also operate two surgery centers, one of which is a laser correction center, and two manufacturing laboratories. Our licensed departments consist of 349 departments at J.C. Penney stores, 63 at Sears, 25 at Macy’s, 28 at Boscov’s, 30 at The Bay, and 13 at Meijer. The Meijer stores are scheduled to be closed by the end of the current fiscal year. These licensed departments are full-service

REFAC OPTICAL GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

retail vision care stores that offer an extensive selection of designer brands and private label prescription eyewear, contact lenses, sunglasses, ready-made readers and accessories.

Prior to the completion of the transactions, Refac, OptiCare and U.S. Vision were all controlled by Palisade, which beneficially owned approximately 91% of Refac’s outstanding common stock, 84% of OptiCare’s outstanding common stock (assuming conversion of all preferred stock) and 88% of U.S. Vision’s outstanding common stock. Palisade currently owns approximately 89% of our outstanding shares. Since the mergers result in a business combination of entities under common control, we have accounted for this 2006 transaction in a manner similar to that of pooling of interests, requiring that the historical financial statements be restated retrospectively.

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

During the third quarter of fiscal 2004, OptiCare sold its Technology business; on January 12, 2005 it sold its Distribution business, and on July 13, 2006, it sold its Managed Vision business. The results of operations of the Technology, Distribution and Managed Vision businesses have been reflected in discontinued operations for all periods presented.

On May 10, 2006, our Board approved a change in our fiscal year-end from December 31 to January 31. Accordingly, our quarterly fiscal periods during the year ending January 31, 2007 are:

First Quarter - February 1, 2006 through April 30, 2006
Second Quarter - May 1, 2006 through October 31, 2006
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
First Quarter - February 1, 2005 through April 30, 2005
Second Quarter - May 1, 2005 through July 31, 2005
Third Quarter - August 1, 2005 through October 31, 2005
Fourth Quarter - November 1, 2005 through January 31, 2006

REFAC OPTICAL GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

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

Comparison of Results for the Third Quarter of 2006 to the Third Quarter of 2005

Revenues

Total revenues increased by $1.8 million or 4.2% from $43.0 million for the third quarter of fiscal 2005 to $44.8 million for the third quarter of fiscal 2006 as a result of a $2.2 million increase in optical product sales and service revenues, partially offset by a $0.4 million decrease in intellectual property licensing-related activities and other revenue.

Total product sales increased by $1.8 million, or 4.8%, from $37.3 million for the third quarter of fiscal 2005 to $39.1 million for the third quarter of fiscal 2006.

Product sales at our Licensed Optical Departments segment increased by $1.6 million, or 4.6%, from $34.4 million for the third quarter of 2005 to $36.0 million for the third quarter of 2006. This increase in net sales was primarily the result of a 16.7% increase in the average transaction price, partially offset by a 9.9% decrease in the number of transactions. We believe the increase in the average transaction price is due to a change in the type of sales promotions in this segment. In the third quarter of 2005, our promotions were primarily focused on the value conscious customer, which typically result in an increase in transaction volume but at a lower average transaction price. In the third quarter of fiscal 2006, our promotions were focused on raising the average transaction price while minimizing the decrease in transaction volume.

Product sales at our Eye Care Centers & Professional Services segment increased $0.2 million or 6.8% from $2.9 million for the third quarter of fiscal 2005 to $3.1 million for the third quarter of fiscal 2006 as a result of an increased focus by our retail employees on increasing the average transaction price.

Service revenues consist of revenues earned from providing professional eye care services in our Eye Care Centers & Professional Services segment. The revenue from this segment increased $0.4 million, or 7.3%, from $5.3 million for the third quarter of fiscal 2005 to approximately $5.7 million for the third quarter of fiscal 2006. This increase is primarily due to improved reimbursement for optometry services and an increase in new procedures.

REFAC OPTICAL GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

        Other revenue for the third quarter of fiscal 2005 consisted primarily of non-recurring settlements on Health Services Organization (“HSO”) contracts. All of these contracts have been settled and the Company does not expect any future revenue from HSO settlements.

Operating Expenses

Gross profit increased by $1.8 million, or 6.2%, from $29.2 million for the third quarter of 2005 to $31.0 million for the third quarter of 2006. As a percentage of net sales, gross profit increased to 69.1% for the quarter from 67.8% for the same period in the prior year. The increase in gross profit margin is due mainly to the change in promotional strategy at our Licensed Optical Departments segment and a reduction in product costs at our Eye Care Centers & Professional Services segment.

Total cost of product sales decreased by $0.1 million, or 1.3%, from $11.7 million for the third quarter of fiscal 2005 to $11.6 million for the third quarter of fiscal 2006. As a percentage of net sales for the third quarter of 2006, cost of product sales decreased to 29.6% from 31.5% for the same period in the prior year.

Cost of product sales at our Licensed Optical Departments segment decreased approximately $0.1 million, or 0.8%, from $10.5 million for the third quarter of fiscal 2005 to $10.4 million for the third quarter of 2006. As a percentage of net sales, cost of product sales at our Licensed Optical Departments segment decreased to 28.9% from 30.5% in the prior year quarter primarily due to the change in the segment’s promotional strategy described above.

Cost of product sales at our Eye Care Centers & Professional Services segment decreased approximately $0.1 million, or 6.0%, from $1.2 million for the third quarter of 2005 to $1.1 million for the third quarter of 2006. As a percentage of net sales, cost of product sales for the segment decreased to 37.7% from 42.8% in the prior year quarter due mainly to a reduction in product costs resulting from improved purchasing power as a result of the merger of the OptiCare, U.S. Vision and Refac.

Total cost of services increased by $0.2 million, or 7.7% from $2.1 million for the third quarter of 2005 to $2.3 million for the third quarter of 2006. As a percentage of net sales, cost of services at our Eye Care Centers & Professional Services segment for the third quarter of 2006 increased to 39.6% from 39.3% in the prior year quarter due to higher doctor compensation costs and increased cost of surgical supplies and drug therapies.

Selling, general and administrative expenses (“SG&A”) increased by $1.3 million or 4.8% from $27.4 million for the third quarter of 2005 to $28.7 million for the third quarter of 2006. The increase in SG&A is primarily due to higher retail costs at the Licensed Optical Departments segment due to new store openings, increased advertising costs incurred in an effort to offset decreased vision care sales, higher variable costs due to higher sales, and a $0.3 million charge related to the closing of OptiCare’s corporate headquarters in October 2006 (see Note 3 to the consolidated financial statements). As a percentage of net sales, SG&A increased from 63.7% for the third quarter of 2005 to 64.1% for the third quarter of 2006, primarily due to the decline in licensing related activities and other revenues and the $0.3 million charge related to the closing of OptiCare’s headquarters. Excluding these items, SG&A as a percentage of net sales would have decreased to 62.9% for the third quarter of 2006.

REFAC OPTICAL GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Merger Expenses and Other Charges

Merger expenses and other charges consist of legal and accounting expenses incurred in connection with Refac’s acquisition of OptiCare and U.S. Vision and aggregated $628,000 for the quarter ended October 31, 2005. There were no merger expenses incurred in the third quarter of 2006.

Dividends and Interest Income

Dividend and interest income increased $148,000 or 52.1% from $284,000 for the third quarter of 2005 to $432,000 for the third quarter of 2006, primarily as a result of the impact of higher interest rates on the Company’s cash and short-term investments.

Interest Expense

Interest expense decreased $219,000 or 36.9% from $593,000 for the third quarter of 2005 to $374,000 for the third quarter of 2006 due to a decrease in the average outstanding debt balances partially offset by higher interest rates.

Discontinued Operations

Managed Vision

In January 2006, OptiCare’s Board of Directors approved management's plan to dispose of the Managed Vision business, and on July 13, 2006, we completed the sale of those assets. We reported approximately $385,000 of income from discontinued operations, net of minority interest and taxes, during the third quarter of 2005, representing income from this business in the prior year period.

Distribution Business

In December 2004, OptiCare’s Board of Directors approved management’s plan to dispose of the Distribution business, which was comprised of our contact lens distributor, Wise Optical, and our buying Group operation. Income from discontinued operations of the Distribution business during the third quarter of 2005, net of minority interest and taxes, was approximately $774,000, which resulted from a favorable settlement on a lease obligation.

Other

The Licensed Optical Department Segment closed four and two underperforming stores during the third quarter of 2006 and 2005, and reflected losses, net of minority interest and taxes, of $114,000 and $135,000, respectively, in discontinued operations related to these stores during those periods.

Comparison of Results for the Nine Months Ended October 31, 2006 to the Nine Months Ended October 31, 2005

Revenues

Total revenues increased by $4.3 million or 3.2% from $132.5 million for the nine months ended October 31, 2005 to $136.8 million for the nine months ended October 31, 2006. Increased optical product sales and service revenues of $7.3 million were offset by a $3.0 million decrease in intellectual property licensing-related activities and other revenue.

REFAC OPTICAL GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Total product sales increased by $5.8 million, or 5.1%, from $114.1 million for the nine months ended October 31, 2005 to $119.9 million for the nine months ended October 31, 2006.

Product sales at our Licensed Optical Departments segment increased by $5.5 million, or 5.2%, from $105.3 million for the nine months ended October 31, 2005 to $110.8 million for the nine months ended October 31, 2006, despite a $2.5 million, or 10.4%, decline in managed vision sales through Cole Managed Vision programs. This increase in net sales was the result of a 10.5% increase in the average transaction price, partially offset by a 5.9% decrease in the number of transactions. We believe the increase in the average transaction price and the decrease in the number of transactions are due to the change in the type of sales promotions in this segment. During the nine months ended October 31, 2005, our promotions were primarily focused on the value conscious customer, which typically result in an increase in transaction volume at a lower average transaction price. During the nine months ended October 31, 2006, our promotions were focused on raising the average transaction price while minimizing the decrease in transaction volume.

Product sales at our Eye Care Centers & Professional Services segment increased $0.3 million, or 3.4% from $8.8 million for the nine months ended October 31, 2005 to $9.1 million for the nine months ended October 31, 2006 as a result of an increased focus by our retail employees on increasing the average transaction price.

Service revenues consist of revenues earned from providing professional eye care services in our Eye Care Centers & Professional Services segment. The revenue from this segment increased $1.6 million, or 10.4%, from $15.1 million for the nine months ended October 31, 2005 to $16.7 million for the nine months ended October 31, 2006. This increase is primarily due to improved reimbursement for optometry services and an increase in new procedures.

Licensing related activities revenue decreased by $2.1 million, or 93.9% from $2.2 million for the nine months ended October 31, 2005 to approximately $0.1 million for the nine months ended October 31, 2006, primarily due to the non-recurring settlement payment of $1.5 million in 2005.

        Other revenue for the nine months ended October 31, 2005 primarily consisted of non-recurring settlements on Health Services Organization (“HSO”) contracts. All of these contracts have been settled and the Company does not expect any future revenue from HSO settlements.

Operating Expenses

Gross profit for the nine months ended October 31, 2006 increased $2.7 million, or 2.9%, to $93.5 million from $90.8 million for the nine months ended October 31, 2005. As a percentage of net sales, gross profit decreased to 68.3% for the nine months ended October 31, 2006 from 68.5% for the same period in the prior year. Excluding the $3.0 million decline in licensing related activities and other revenues, gross profit margin would have increased to 69.0%.

Total cost of product sales increased by $1.0 million, or 2.9%, from $35.9 million for the nine months ended October 31, 2005 to $36.9 million for the nine months ended October 31, 2006. As a percentage of net sales however, cost of product sales for the nine months ended October 31, 2006 decreased to 30.8% from 31.4% from the same period in the prior year.

Cost of product sales at our Licensed Optical Departments segment increased by $1.2 million, or 3.7%, from $32.1 million for the nine months ended October 31, 2005 to $33.3 million for the nine

REFAC OPTICAL GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

months ended October 31, 2006. As a percentage of net sales, cost of product sales for the nine months ended October 31, 2006 decreased to 30.1% from 30.5%, primarily due to an effort to lower product costs and the change in the segment’s promotional strategy.

Cost of product sales at our Eye Care Centers & Professional Services segment decreased $0.2 million, or 4.5% from $3.7 million for the nine months ended October 31, 2005 to $3.5 million for the nine months ended October 31, 2006. As a percentage of net sales, cost of product sales for the nine months ended October 31, 2006 decreased to 38.9% from 42.1% for the same period in the prior year due to a reduction in product costs resulting from improved purchasing power as a result of the merger of the OptiCare, U.S. Vision and Refac.

Total cost of services increased by $0.7 million, or 11.0% from $5.8 million for the nine months ended October 31, 2005 to $6.5 million for the nine months ended October 31, 2006. As a percentage of net sales, cost of services at our Eye Care Centers & Professional Services segment for the nine months ended October 31, 2006 increased to 38.3% from 38.0% for the same period in the prior year due to higher doctor compensation costs and increased cost of surgical supplies and drug therapies.

Selling, general and administrative expenses increased by $4.9 million or 6.0% from $81.4 million for the nine months ended October 31, 2005 to $86.3 million for the nine months ended October 31, 2006. The increase in SG&A is primarily due to higher retail costs at the Licensed Optical Departments Segment due to new store openings, increased advertising costs incurred in an effort to offset decreased vision care sales, higher variable costs due to higher sales, and a $0.3 million charge related to the closing of OptiCare’s corporate headquarters in October 2006 (see Note 3 to the consolidated financial statements). As a percentage of net sales, SG&A increased from 61.4% for the nine months ended October 31, 2005 to 63.1% for the nine months ended October 31, 2006. Excluding the impact of the $3.0 million decline in licensing related activities and other revenues, SG&A as a percentage of net sales, for the nine months ended October 31, 2006 would have increased to 61.7%.

Merger Expenses and Other Charges

Merger expenses and other charges for the nine months ended October 31, 2006 consist of legal and accounting expenses incurred in connection with the merger of Refac, OptiCare and U.S. Vision and aggregated $587,000 for the nine months ended October 31, 2006 as compared to $1.4 million for the nine months ended October 31, 2005.

Loss from Early Extinguishment of Debt

The $301,000 loss from the early extinguishment of debt during the nine months ended October 31, 2006 is primarily the result of the write-off of deferred debt issuance costs associated with the conversion of the OptiCare Series B Preferred Stock in connection with the merger of OptiCare, U.S. Vision and Refac ($100,000), and the termination of the CapitalSource revolving credit facility ($201,000).

Dividends and Interest Income

Dividends and interest income increased $372,000, or 50.5% from $736,000 for the nine months ended October 31, 2005 to $1,108,000 for the nine months ended October 31, 2006, primarily as a result of the impact of higher interest rates on the Company’s cash and short-term investments.

REFAC OPTICAL GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Interest Expense

Interest expense decreased $0.5 million or 27.1% from $1.8 million for the nine months ended October 31, 2005 to $1.3 million for the nine months ended October 31, 2006. The decrease in interest expense is primarily due to a decrease in the average outstanding debt balances, partially offset by higher interest rates.

Discontinued Operations

Managed Vision

On July 13, 2006, we completed the sale of OptiCare’s Managed Vision business, resulting in a gain on disposal of $82,000, including income tax expense of approximately $393,000. We reported approximately $712,000 and $864,000 of income from discontinued operations, net of minority interest and taxes, for the nine months ended October 31, 2006 and 2005, respectively, representing income from this business prior to disposal.

Distribution Business

We recorded income from discontinued operations related to the Distribution business during the nine months ended October 31, 2005, net of minority interest and taxes, of $771,000. This amount resulted from a favorable settlement on a lease obligation.

Other

The Licensed Optical Department Segment closed fifteen and eight underperforming stores and reflected losses, net of minority interest and taxes, of $340,000 and $134,000 in discontinued operations during the nine months ended October 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

The following table sets forth our cash and cash equivalents and investments being held to maturity, exclusive of the restricted cash and investments being held to maturity, which are discussed below (in thousands):

Description	October 31, 2006	January 31, 2006
Cash and cash equivalents	$4,436	$10,129
Investments being held to maturity	30,455	24,229
Total	$34,891	$34,358

Cash Flows from Operating Activities: Our cash flows from operations increased $0.2 million to $5.2 million for the nine months ended October 31, 2006 from $5.0 million for the nine months ended October 31, 2005. Net income, adjusted to exclude certain non-cash items, such as depreciation and amortization and stock-based compensation, was approximately $6.3 million and $8.4 million for the nine

REFAC OPTICAL GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

months ended October 31, 2006 and 2005, respectively. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in cash use of $1.1 million and $3.5 million for the nine months ended October 31, 2006 and 2005, respectively.

Cash Flows from Investing Activities: Our investing activities provided $3.0 million of cash during the nine months ended October 31, 2006, principally from the sale of our Managed Vision business, offset by the additions of property and equipment and purchases of investments being held to maturity.

Cash Flows from Financing Activities: Our financing activities used $9.4 million and $7.4 million of cash for the nine months ended October 31, 2006 and 2005, respectively, primarily due to the repayment of debt.

U.S. Vision has a $17.5 million Revolving Line of Credit with Commerce. On November 16, 2006, the maturity date on the Line of Credit was extended from October 31, 2007 to October 31, 2008. As of September 1, 2006, interest is payable monthly at the lower of prime plus 150 basis points or 30-day LIBOR plus 250 basis points (currently 7.82%; see Note 4 to the consolidated financial statements). The revolving line of credit is secured by liens on substantially all of the assets of U.S. Vision. At October 31, 2006, $11.8 million was outstanding under the revolving line of credit.

U.S. Vision’s ability to access the Commerce Revolving Credit Agreement depends on complying with certain customary affirmative and negative covenants, including but not limited to the maintenance of a specified net worth level, current ratio, debt coverage ratio, fixed charge ratio and a leverage ratio. U.S. Vision was in compliance with these covenants at October 31, 2006. The Commerce Revolving Credit agreement restricts the declaration and payment of dividends or any distributions to us and limits U.S. Vision’s capital expenditures to $7 million in any fiscal year. It also contains a subjective acceleration provision whereby Commerce can declare a default upon a material adverse change in U.S. Vision’s business operations.

Capital expenditures, net of amounts financed and accounted for as capital leases, for the nine months ended October 31, 2006 were $2.3 million. Our capital requirements for the remainder of 2006 will depend on many factors, including the rate of our sales growth, the number of new stores opened, acquisitions, the capital spending policies of our host department stores, and general economic conditions.

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

At October 31, 2006, our portfolio of investments being held to maturity consists of U.S. Treasury Notes bought with an original maturity of nine months or less. The portfolio is invested in

REFAC OPTICAL GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

short-term securities to minimize interest rate risk and facilitate rapid deployment in support of our acquisition plans.

Pursuant to the Palisade Merger Agreement, dated as of August 19, 2002, as amended, the Company has restricted $3.7 million of its cash and investments being held to maturity to cover the Payment Amount. This right to sell the shares is non-transferable and is limited to stockholders who held their shares continuously from the date of the Palisade merger through August 8, 2005. The final calculation of the Payment Right has been made and finalized at $8.29 per share. Any restricted cash or investments set aside for Payment Rights that are not properly exercised on or before September 30, 2007 will become unrestricted. As of October 31, 2006, a total of 207,147 shares have been redeemed for a total amount of $1.7 million.

Commitments and Contractual Obligations

The following table discloses aggregate information about our contractual cash obligations as of October 31, 2006 and the periods in which payments are due.

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations (1)	24,142	556	21,515	2,071	-
Capital lease obligations	1,768	766	932	70	-
Operating lease obligations	8,297	2,548	4,071	1,357	321
Purchase obligations	4,950	2,200	2,750	-	-
Total future payments on contractual obligations	39,157	6,070	29,268	3,498	321
(1) Does not include interest that will be payable on outstanding long-term debt obligations.

In connection with the sale of the Distribution business, we entered into a Supply Agreement with the Buying Group operation and Wise Optical. The Supply Agreement is a four-year commitment to purchase, on a non-exclusive basis, $4.2 million of optical products per year through the Buying Group from certain designated manufacturers and suppliers. This annual commitment includes the purchase of $1.3 million of contact lenses per year from Wise Optical. In addition, the Company is also obligated to pay the Buying Group an annual fee based on the total of all purchases it makes under the Supply Agreement. The Supply Agreement also contains certain buyout provisions, which would require us to make a buyout payment of between $0.7 million and $0.2 million, depending on when the Supply Agreement is terminated. Amounts relating to the Supply Agreement are excluded from the table above.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe that the following accounting policies include the estimates that

REFAC OPTICAL GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

are the most critical and could have the most potential impact on our results of operations: revenue recognition, goodwill, allowance for doubtful accounts, investments, inventory, and income taxes. These and other critical accounting policies are described in Note 1 to the financial statements included in this Form 10-Q, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our 2005 financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005. During the nine months ended October 31, 2006, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies, except for the change in stock options due to our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” referred to as SFAS 123(R) on February 1, 2006 (see Note 1N to the financial statements).

SFAS 123(R) requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values. This requires estimates and assumptions to be made, including the expected term of stock-based awards, stock price volatility and forfeitures. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on a blend of implied and historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected term of the share-based payments granted.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will adopt the provisions of FIN 48 effective February 1, 2007. The Company is still evaluating the impact of this pronouncement on its financial statements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” (“SFAS 123(R)”), which requires that the cost of all share-based payments to employees, including stock option grants, be recognized in the financial statements based on their fair values. The standard applies to newly granted awards and previously granted awards that are not fully vested on the date of adoption. We adopted the standard on February 1, 2006 using the modified prospective method (see Note 1N to the consolidated financial statements).

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”, referred to as SFAS 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154. We adopted SFAS 154 on February 1, 2006, and it did not have a material impact on our financial statements.

REFAC OPTICAL GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Index
Item 3. - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to fluctuations in interest rates on our revolving line of credit with Commerce, which bears interest at a variable rate over time. Changes in interest rates will affect the amount of our interest payments over the term of the loan. A 100 basis point increase in interest rates on our variable rate revolving credit facilities would have an annual estimated negative impact on pre-tax earnings of approximately $0.1 million based on the amount outstanding on these facilities at October 31, 2006.

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

Index
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

Except as discussed above, there were no changes in our internal control over financial reporting during the nine months ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REFAC OPTICAL GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Index
PART II - OTHER INFORMATION

Item 1A. - Risk Factors

OptiCare’s Business is Substantially Dependent on the ability of OptiCare, P.C. (the “Professional Corporation”) to Attract, Motivate and Retain Qualified Professionals; and to Enforce its Existing Employment Agreements.

OptiCare Eye Health Centers, Inc. (“OEHC”), our indirect subsidiary acquired in March 2006, is party to a Professional Services and Support Agreement with the Professional Corporation. Dr. Dean J. Yimoyines, an officer and director of OptiCare (which is the direct parent of OEHC and, as used herein, includes OEHC) and a director of the Company, is the Chief Executive Officer and sole stockholder of the Professional Corporation. Under this agreement, the Professional Corporation employs medical personnel and performs ophthalmology and optometry services at OptiCare’s facilities in Connecticut. As set forth in Note 1 to the Company’s unaudited condensed consolidated financial statements included in this Form 10-Q, the consolidated financial statements include the accounts of the Professional Corporation. Additionally, since the Professional Corporation’s offices are located in OptiCare’s Eye Health Centers, its patient flow impacts OptiCare’s retail optical sales.

The business of the Company’s Eye Care Centers & Professional Services segment is dependent upon the ability of the Professional Corporation to attract, motivate and retain a qualified staff of ophthalmologists and optometrists to render professional services at OptiCare’s 18 retail optical locations and two surgery centers. It currently employs 14 ophthalmologists and 18 optometrists.

In November 2006, one ophthalmologist left the Professional Corporation to open a non-competing practice, and another ophthalmologist breached his employment agreement with the Professional Corporation by leaving prior to the end of the term with the intention of opening a competing practice; OEHC, together with the Professional Corporation, is commencing court proceedings to enforce the non-compete provisions of his employment agreement.

Also in November 2006, four other ophthalmologists notified the Professional Corporation of their intent to seek declaratory and other equitable relief to have their employment agreements declared unenforceable as against public policy. These ophthalmologists have alleged that OptiCare is engaged in the illegal corporate practice of medicine, and that such agreements are an integral part of such practice. At this date, OEHC is not aware of any pending investigations by any state agency involving its operations. OEHC, in conjunction with the Professional Corporation, intends to enforce its contractual rights against the Professional Corporation’s employees. If these contracts are declared unenforceable and these physicians are permitted to open competing practices, the business of OptiCare and the Professional Corporation may be materially adversely affected, which in turn could materially adversely affect the Company's business.

While the Professional Corporation is currently seeking to recruit qualified new ophthalmologists, there can be no assurance that it will be able to hire new qualified candidates within a time frame to enable it to meet patient demand. In addition, OptiCare and the Professional Corporation are currently reviewing and restructuring their relationship. The restructuring will take into account OptiCare's relationship with the Professional Corporation's practice and professional staff, as well as applicable regulatory requirements, including, but not limited to, Connecticut's corporate practice of medicine prohibition.

REFAC OPTICAL GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Five of the ophthalmologists referred in the preceding paragraphs have threatened to sue Dr. Yimoyines for breach of his fiduciary duties to the Professional Corporation, and OptiCare for the diversion of the Professional Corporation’s revenues to OptiCare. Dr. Yimoyines and the Company believe that these claims are without merit.

The Company has agreed to indemnify and hold Dr. Yimoyines harmless against claims and liabilities to which he may become subject as a result of his actions as an officer, director and shareholder of the Professional Corporation.

U.S. Vision’s Business is Materially Dependent Upon the Revenues that it Derives as a Participating Provider under its Agreement with CMV

In January 2006, EyeMed announced that it was integrating the CMV plans with its EyeMed Vision Care plans. As a result, the number of CMV plans has been, and is continuing to be, reduced which has adversely affected the amount of our revenues derived from this managed vision care relationship. During the nine month period ended October 31, 2006, managed vision care sales were approximately $2.5 million, or 10.4% below the amount recorded for the comparable period in 2005. In July 2006 we reached agreement in principle with EyeMed whereby U.S. Vision would become a participating provider in the EyeMed Access and Select plans under an agreement that generally terminates on December 31, 2010. We are currently working with EyeMed to finalize a written agreement. Management is currently unable to estimate the timing of or extent to which we will be able to attain our prior level of revenues attributed to vision care sales.

There have been no other material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Index
Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans
August 1 - August 31	160	$8.29	160	501,389
September 1 - September 30	1,746	$8.29	1,746	499,643
October 1 - October 31	56,328	$8.29	56,328	443,315
Total	58,234		58,234
____________
(1)   Pursuant to the Company’s merger agreement (the “Palisade Merger Agreement”), dated as of August 19, 2002, as amended, with Palisade, certain stockholders hold a non-transferable right to sell their shares of Company common stock to the Company for a price determined based upon the Company’s liquid distributable assets (“LDA”) as of June 30, 2005.  Such calculation has been made and finalized at $8.29 per share.  This right to sell the shares is non-transferable and is limited to stockholders who held their shares continuously from the date of the Palisade Merger through August 8, 2005, the date that the LDA calculation was finalized.  The Company has restricted $3.7 million of its cash and investments being held to maturity as of October 31, 2006 to maintain the Contingent Fund (as defined in the Palisade Merger Agreement).  As of October 31, 2006, a total of 207,147 shares have been redeemed for a total amount of $1.7 million.  Any Contingent Fund amounts that are related to Payment Rights that are not properly exercised on or before September 30, 2007 will become unrestricted.  See Note 2 to the consolidated financial statements.

REFAC OPTICAL GROUP
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Index
Item 6. - Exhibits

Exhibit No.	Description
31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification, Chief Executive & Chief Financial Officers.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

           REFAC OPTICAL GROUP
           (Registrant)

December 15, 2006	/s/ J. David Pierson
J. David Pierson
President and Chief Executive Officer
(Principal Executive Officer)

December 15, 2006	/s/ Raymond A. Cardonne, Jr.
Raymond A. Cardonne, Jr., Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

December 15, 2006	/s/ Carmen J. Nepa III
Carmen J. Nepa III
Corporate Controller, Chief Accounting Officer
(Principal Accounting Officer)